Form 10-Q
period 1996-06-30
TEXAS BOTTLING GROUP INC
filed 1996-08-14
CIK 912499

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996


                                          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

                          Commission file number  33-69275

                             TEXAS BOTTLING GROUP, INC.
               (Exact name of registrant as specified in its charter)

             NEVADA                                         75-2158578
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                 1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS  75201
                  (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (214) 969-1910

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 1, 1996 was $0.00.

    As of August 1, 1996, 541,917 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                    PART 1
                            FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

       CONSOLIDATED BALANCE SHEETS-JUNE 30, 1996 AND DECEMBER 31, 1995
                   (Amounts in Thousands Except Share Data)


                                                                  June 30, 1996   December 31, 1995
                                                                  -------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $  5,213          $  5,864

  Receivables-
    Trade accounts, net of allowance for doubtful
     accounts of  $581 and $515 in 1996 and 1995                       20,657            18,883
    Other                                                               2,992             3,810
                                                                     --------          --------
                                                                       23,649            22,693

    Inventories                                                        13,197             9,118
    Prepaid expenses                                                    1,557               641
    Net Deferred tax asset                                              7,538             3,041
                                                                     --------          --------
        Total current assets                                           51,154            41,357
                                                                     --------          --------

PROPERTY, PLANT, & EQUIPMENT
    Land                                                                4,866             4,869
    Buildings and improvements                                         20,463            20,504
    Machinery and equipment                                            16,480            15,566
    Vehicles                                                           15,353            15,187
    Vending equipment                                                  25,923            22,582
    Furniture and fixtures                                              4,918             3,616
                                                                     --------          --------
                                                                       88,003            82,324
    Less-accumulated depreciation                                     (48,032)          (44,896)
                                                                     --------          --------
        Property, plant, and equipment, net                            39,971            37,428

OTHER ASSETS:
    Franchise rights and goodwill, net of accumulated
      amortization of $50,910 and $48,224 in 1996 and 1995            163,723           166,408
    Deferred financing costs and other assets, net of accumulated
      amortization of $1,999 and $1,663 in 1996 and 1995                4,260             4,594
    Net Deferred tax  asset                                             3,762             9,759
                                                                     --------          --------
        Total other assets                                            171,745           180,761
                                                                     --------          --------
        Total assets                                                 $262,870          $259,546
                                                                     --------          --------
                                                                     --------          --------


                The accompanying notes are an integral part
                   of these consolidated balance sheets

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

        CONSOLIDATED BALANCE SHEETS-JUNE 30, 1996 AND DECEMBER 31, 1995
                   (Amounts in Thousands Except Share Data)

                                                              June 30, 1996    December 31, 1995
                                                              -------------    -----------------
CURRENT LIABILITIES:
  Accounts payable                                              $ 19,636           $ 17,693
  Accrued liabilities                                              5,292              6,811
  Contribution to employees' benefit plans                         1,886              1,810
  Current maturities of long-term debt                            13,250             12,000
                                                                --------           --------
      Total current liabilities                                   40,064             38,314
                                                                --------           --------


LONG-TERM DEBT, net of current maturities                        209,250            215,500


OTHER LIABILITIES                                                  3,383              2,922

POST RETIREMENT BENEFIT OBLIGATION                                 6,123              6,033


COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock Class A, $2 par value; 1,100,249 shares
    authorized; 541,917 issued and outstanding as of
    June 30, 1996 and 1995                                         1,084              1,084
  Common stock Class B, $2 par value; 228,357 shares
    authorized, issued and outstanding as of June 30, 1996
    and 1995 (convertible to 558,332 shares of Class A)              457                457
  Additional paid-in-capital                                      43,459             43,459
  Retained deficit                                               (40,950)           (48,223)
                                                                --------           --------

      Total stockholders' equity  (deficit)                        4,050             (3,223)
                                                                --------           --------

      Total liabilities and stockholders' equity  (deficit)     $262,870           $259,546
                                                                --------           --------
                                                                --------           --------


                The accompanying notes are an integral part
                   of these consolidated balance sheets

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                    CONSOLIDATED  STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                           (Amounts in Thousands)

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                      ------------------   -------------------
                                        1996      1995       1996       1995
                                       -------   -------   --------   --------
NET REVENUES                           $59,963   $57,149   $109,070   $103,866

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of
   depreciation shown below)            32,074    31,456     58,224     56,147
  Selling, general, and
   administrative                       13,846    12,711     26,867     25,029
  Depreciation and amortization          3,083     2,826      6,093      5,597
                                       -------   -------   --------   --------
                                        49,003    46,993     91,184     86,773
                                       -------   -------   --------   --------
    Operating income                    10,960    10,156     17,886     17,093

INTEREST:
  Interest on debt                      (4,520)   (4,935)    (8,987)   (10,837)
  Deferred financing cost                 (143)     (148)      (286)      (297)
  Interest income                           69        93        135        195
                                       -------   -------   --------   --------
                                        (4,594)   (4,990)    (9,138)   (10,939)

  Other income, net                         16        20         25         17
                                       -------   -------   --------   --------
    Income before income taxes
     and extraordinary item              6,382     5,186      8,773      6,171

  Benefit (provision) for income
   taxes                                (1,070)   12,761     (1,500)    12,761
                                       -------   -------   --------   --------
    Income before extraordinary item     5,312    17,947      7,273     18,932

  Extraordinary item, net of income
   tax benefit of $39                        0       (72)         0        (72)
                                       -------   -------   --------   --------
    Net income                         $ 5,312   $17,875   $  7,273   $ 18,860
                                       -------   -------   --------   --------
                                       -------   -------   --------   --------


  The accompanying notes are an integral part of these consolidated statements

                    TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                            (Amounts in Thousands)

                                                           1996       1995
                                                         -------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 7,273   $  18,860
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Extraordinary item                                       -           111
    Depreciation and amortization                          6,093       5,597
    Change in deferred taxes                               1,500     (12,800)
    Amortization of deferred financing costs                 286         297
    Deferred compensation                                    477         450
    Change in assets and liabilities, excluding effects
     of extraordinary item-
      Receivables                                           (956)     (2,044)
      Inventories                                         (4,079)     (1,939)
      Prepaid expenses                                      (916)       (606)
      Accounts payable                                     1,943       7,155
      Accrued expenses                                    (1,519)     (2,204)
      Contribution to employees' benefit plans               (76)       (107)
      Other liabilities                                      136         105
      Postretirement benefit obligation                       90          59
                                                         -------   ---------
        Net cash provided by operating activities         10,252      12,934
                                                         -------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (5,900)     (5,418)
  Other noncurrent assets (acquired) disposed                 (3)         59
                                                         -------   ---------
        Net cash used by investing activities             (5,903)     (5,359)
                                                         -------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility           2,000         -
  Payments on long-term debt                              (7,000)     (2,500)
  Retirement of long-term debt                               -      (116,500)
  Proceeds from issuance of long-term debt, net              -       113,354
                                                         -------   ---------
        Net cash used by financing activities             (5,000)     (5,646)
                                                         -------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                (651)      1,929
                                                         -------   ---------
CASH AND CASH EQUIVALENTS, beginning of period             5,864       6,133
                                                         -------   ---------
CASH AND CASH EQUIVALENTS, end of period                 $ 5,213   $   8,062
                                                         -------   ---------
                                                         -------   ---------


The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Texas Bottling Group, Inc., a Nevada corporation, ("TBG" or "the Company") and its wholly owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for fair presentation of financial position, results of operations, and changes in cash flow at June 30, 1996 and for all periods presented. These interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.


2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                        June 30,   Dec. 31,
                                          1996       1995
                                       --------    --------
Raw materials                          $  3,247   $   2,488
Returnable shells, vending equipment
  not in service, and supplies            3,626       2,420
Finished goods                            6,324       4,210
                                       --------    --------
                                       $ 13,197    $  9,118
                                       --------    --------
                                       --------    --------

3.   INCOME TAXES

     The Company's benefit (provision) for income taxes for the periods ended June 30, 1996 and 1995, is as follows (in thousands):

                                1996           1995
                             ---------      ---------

               Current       $     -0-      $     -0-
               Deferred         (1,500)        12,800
                             ---------      ---------
                             $  (1,500)     $  12,800
                             ---------      ---------
                             ---------      ---------

4.   COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES

     The Company paid $350,000 for the periods ended June 30, 1996 and 1995 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCBG"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable annually. The Company also had sales of approximately $8,376,000 and $421,000 and purchases of approximately $5,814,000 and $442,000 with a subsidiary of CCBG for the periods ended June 30, 1996 and 1995.

     An officer of Coca-Cola Bottling Company of the Southwest ("CCBSW"), the wholly-owned subsidiary of the Company, serves on the Board of Directors of Western Container Corporation, a plastic bottle manufacturer, of which CCBSW owns approximately 20% at June 30, 1996. CCBSW has purchases of $7,546,000 and $6,629,000 from Western Container for the periods ended June 30, 1996 and 1995.

     In connection with the grant of a Dr Pepper franchise to CCBSW in 1984 and the acquisition of certain assets for Dr Pepper Bottling Company of San Antonio by CCBSW, the United States Federal Trade Commission ("FTC") filed a lawsuit against CCBSW asserting violation of the Federal Trade Commission Act and the Clayton Antitrust Act. During 1991, an administrative law judge issued his opinion dismissing the FTC lawsuit. On September 28, 1994, the FTC announced its decision reversing the administrative law judge and issued an order requiring CCBSW to divest its Dr Pepper franchise in Bexar County and nine surrounding counties in Texas within twelve months and to obtain FTC consent before acquiring any carbonated soft drink business for ten years from the effective date of the order. CCBSW appealed the FTC decision to the 5th Circuit Court of Appeals, and on June 10, 1996, the Court of Appeals reversed and vacated the FTC decision. The Court of Appeals ruled that the FTC had applied the wrong legal standard and remanded the case to the FTC for further proceedings consistent with the new standard, noting that CCBSW had made a "strong" argument that the previous findings already established the legality of CCBSW's receipt of the licenses. CCBSW will continue to defend its Dr Pepper licenses in the San Antonio area and related businesses through any further proceedings. Management of the Company does not believe it has violated any laws and does not believe that the FTC lawsuit will have a material adverse effect on the Company.


5.   SUBSEQUENT EVENT

     On August 1, 1996 the Company paid a $8.4 million dividend to shareholders of record on July 19, 1996. The dividend amounted to $7.63 per share on Class A shares and $7.63 per share on the number of Class A shares each Class B share was convertible into.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix and contract bottling are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products, and contract bottling is done for other distributors as capacity permits and does not include licensed products for the franchised territory. All references to net revenues and gross profit include volumes for post-mix and contract sales.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     NET REVENUES. Net revenues for 1996 increased 4.9% or $2.8 million (which includes a $.5 million increase related to post-mix sales and contract bottling) to $60.0 million compared to $57.1 million for 1995. This increase was due primarily to a 4.0% increase in net effective selling price per equivalent case. The increased selling price was partially offset by a package mix shift from 6 pack cans to 12 pack cans, which have a lower net effective selling price. Equivalent case sales increased 1.9% in 1996 compared to 1995. Net revenues from post-mix as a percentage of total net revenues increased to 8.0% for 1996 as compared to 7.6% for 1995. Net revenues from the Company's Snappy Snack Division accounted for 4.5% of net revenue in 1996 and 4.7% in 1995.

     GROSS PROFIT. Gross profit for 1996 increased 8.5% or $2.2 million to $27.9 million compared to $25.7 million for the same period in 1995. This increase in gross profit was due to the increase in net effective selling price and decrease in raw material costs. Gross profit as a percentage of net revenues was 46.5% for 1996 and 45.0% for 1995.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased 8.9% to $13.8 million from $12.7 million for the same period in 1995, as a result of salary and wage expense.

     OPERATING INCOME. As a result of the above, operating income for 1996 increased to $11.0 million or 18.3% of net revenue, compared to $10.2 million or 17.8% of net revenue for the same period in 1995.

     INTEREST EXPENSE. Net interest expense for 1996 decreased to $4.6 million from $5.0 million in 1995 as a result of the lower interest rates as well as the declining principal due to quarterly principal payments.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     NET REVENUES. Net revenues for 1996 increased 5.0% or $5.2 million (which includes a $.7 million increase related to post-mix sales and contract bottling) to $109.1 million compared to $103.9 million for 1995. This increase was due primarily to a 3.7% increase in net effective selling price per equivalent case. The increased selling price was partially offset by a package mix shift from 6 pack cans to 12 pack cans, which have a lower net effective selling price. Equivalent case sales increased 2.2% in 1996 compared to 1995. Net revenues from post-mix as a percentage of total net revenues increased to 7.8% for 1996 as compared to 7.6% for 1995. Net revenues from the Company's Snappy Snack Division accounted for 4.8% of net revenue in 1996 and in 1995.

     GROSS PROFIT. Gross profit for 1996 increased 6.6% or $3.1 million to $50.8 million compared to $47.7 million for the same period in 1995. This increase in gross profit was due to the increase in net effective selling price and lower raw material costs. Gross profit as a percentage of net revenues was 46.6% for 1996 and 45.9% for 1995.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased 7.3% to $26.9 million from $25.0 million for the same period in 1995, as a result of salary and wage expense.

     OPERATING INCOME. As a result of the above, operating income for 1996 increased to $17.9 million or 16.4% of net revenue, compared to $17.1 million or 16.5% of net revenue for the same period in 1995.

     INTEREST EXPENSE. Net interest expense for 1996 decreased to $9.1 million from $10.9 million in 1995 as a result of the lower interest rates as well as the declining principal due to quarterly principal payments.



LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $10.3 million which was generated primarily by operating income. Investing activities used $5.9 million primarily for additions to property, plant, and equipment, while financing activities used $5.0 million to meet quarterly amortization requirements of the Term Loan.

     The Term Loan entered into in 1995 provides for mandatory annual prepayment based on excess cash flow as defined for each calendar year. In accordance with the 1995 Bank Agreement, the Company made a required $2.0 million prepayment on May 1, 1996. Based on the Company's anticipated operating results, management believes the Company's future operating activities will generate sufficient cash flows to repay borrowings under the 1995 Bank Agreement.

     In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

     The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly. At June 30, 1996, the Company recognized $1.5 million net deferred tax expense.

     On August 1, 1996 the Company paid a $8.4 million dividend to shareholders of record on July 19, 1996. The dividend amounted to $7.63 per share on Class A shares and $7.63 per share on the number of Class A shares each Class B share was convertible into.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On June 10, 1996, the United States Court of Appeals for the Fifth Circuit (the "5th Circuit Court") reversed and vacated the September 28, 1994 decision of the Federal Trade Commission ("FTC"), in which the FTC had ordered the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), a wholly-owned subsidiary of Registrant. The Court of Appeals ruled that the FTC had applied the wrong legal standard, noting that San Antonio Coke had made a strong argument that the previous findings already established the legality of San Antonio Coke's receipt of the licenses. The FTC has not sought rehearing before the 5th Circuit Court.

     San Antonio Coke filed the appeal in 1994 following FTC action reversing an Administrative Law Judge's dismissal of the FTC complaint filed in 1988. The FTC had complained about the 1984 transactions in which the Dr Pepper Company issued franchises to San Antonio Coke to manufacture and distribute Dr Pepper products in Bexar and nine adjoining Texas counties, alleging anti-competitive potential and violations of the Clayton Antitrust Act and the Federal Trade Commission Act.

     San Antonio Coke will continue to defend its Dr Pepper licenses in the San Antonio area and related businesses through any further proceedings required by the 5th Circuit Court's remanding the case. Additional background information on this proceeding is set forth in the Registrant's annual report on Form 10-K for the year ending December 31, 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On May 30, 1996, the sole shareholder of the Class A Common Stock of the Registrant, by written consent in lieu of the annual meeting, elected Edmund M. Hoffman, Robert K. Hoffman, and Anthony F. Torre, Jr. to serve as Directors of the Registrant.

ITEM 5.   OTHER INFORMATION.

     On August 1, 1996, the Registrant paid dividends in the aggregate amount of $8.4 million to its shareholders of record on July 19, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          A current report on Form 8-K was filed with the Securities and Exchange Commission on June 21, 1996 reporting the June 10, 1996 decision of the Fifth Circuit Court of Appeals vacating and remanding the prior decision of the Federal Trade Commission against San Antonio Coke. See Part II, Item 1 above.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Texas Bottling Group, Inc.
                                     (Registrant)



Date   August 9, 1996                By: /s/ CHARLES F. STEPHENSON
                                        -----------------------------------
                                        Charles F. Stephenson
                                        Treasurer and Chief Financial
                                        Officer (duly authorized officer
                                        and Principal Financial Officer)