Form 10-Q
period 1996-09-30
TEXAS BOTTLING GROUP INC
filed 1996-10-24
CIK 912499

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                              ------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 1, 1996 was $0.00.

    As of October 1, 1996, 541,917 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         None

                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

         CONSOLIDATED BALANCE SHEETS-SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                       (Amounts in Thousands Except Share Data)


                                                               September 30, 1996   December 31, 1995
                                                               ------------------   -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    643            $  5,864
    Receivables-
      Trade accounts, net of allowance
       for doubtful accounts of $538 as of September 30,
       1996 and $515 as of December 31, 1995                          20,933              18,883
    Other                                                              3,816               3,810
                                                                    --------            --------
                                                                      24,749              22,693

    Inventories                                                       11,695               9,118
    Prepaid expenses and other                                         1,276                 641
    Net deferred tax asset                                             7,993               3,041
                                                                    --------            --------
          Total current assets                                        46,356              41,357
                                                                    --------            --------

PROPERTY, PLANT, & EQUIPMENT
    Land                                                               4,866               4,869
    Buildings and improvements                                        20,469              20,504
    Machinery and equipment                                           19,356              15,566
    Vehicles                                                          15,627              15,187
    Vending equipment                                                 27,088              22,582
    Furniture and fixtures                                             4,918               3,616
                                                                    --------            --------
                                                                      92,324              82,324
    Less-accumulated depreciation                                    (49,763)            (44,896)
                                                                    --------            --------
         Property, plant, and equipment, net                          42,561              37,428

OTHER ASSETS:
    Franchise rights and goodwill, net of accumulated
      amortization of $52,253 as of September 30, 1996
      and $48,224 as of December 31, 1995                            162,380             166,408
    Deferred financing costs and other assets, net of accumulated amortization of $2,167 as of September 30, 1996
      and $1,663 as of December 31, 1995                               5,167               4,594
    Net deferred tax  asset                                            2,107               9,759
                                                                    --------            --------
         Total other assets                                          169,654             180,761
                                                                    --------            --------
         Total assets                                               $258,571            $259,546
                                                                    --------            --------
                                                                    --------            --------


The accompanying notes are an integral part of these consolidated balance sheets

                     TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

         CONSOLIDATED BALANCE SHEETS-SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                      (Amounts in Thousands Except Share Data)


                                                          September 30,  December 31,
                                                              1996           1995
                                                          -------------  ------------
CURRENT LIABILITIES:
 Accounts payable                                           $ 19,148       $ 17,693
 Accrued liabilities                                           8,194          6,811
 Contribution to employees' benefit plans                      1,859          1,810
 Current maturities of long-term debt                         13,750         12,000
                                                            --------       --------
   Total current liabilities                                  42,951         38,314
                                                            --------       --------

LONG-TERM DEBT, net of current maturities                    205,050        215,500

OTHER LIABILITIES                                              3,674          2,922

POST RETIREMENT BENEFIT OBLIGATION                             6,153          6,033

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock Class A, $2 par value; 1,100,249 shares
  authorized; 541,917 issued and outstanding as of
  September 30, 1996 and December 31, 1995                     1,084          1,084
 Common stock Class B, $2 par value; 228,357 shares
  authorized, issued and outstanding as of September
  30, 1996 and December 31, 1995 (convertible to
  558,332 shares of Class A)                                     457            457
 Additional paid-in-capital                                   43,459         43,459
 Retained deficit                                            (44,257)       (48,223)
                                                            --------       --------

   Total stockholders' equity  (deficit)                         743         (3,223)
                                                            --------       --------

   Total liabilities and stockholders' equity               $258,571       $259,546
                                                            --------       --------
                                                            --------       --------


        The accompanying notes are an integral part of these consolidated balance sheets.

                      TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED  STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Amounts in Thousands)


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                            1996       1995        1996         1995
                                          -------    -------     --------     --------


NET REVENUES                              $60,193    $58,162     $169,263     $162,028

COSTS AND EXPENSES:
 Cost of goods sold (exclusive of
  depreciation shown below)                32,539     32,223       90,763       88,086
 Selling, general, and administrative      13,632     12,687       40,499       38,000
 Depreciation and amortization              3,099      2,891        9,192        8,488
                                          -------    -------     --------     --------
                                           49,270     47,801      140,454      134,574
                                          -------    -------     --------     --------
   Operating income                        10,923     10,361       28,809       27,454

INTEREST:
 Interest on debt                          (4,539)    (4,739)     (13,526)     (15,576)
 Deferred financing cost                     (143)      (144)        (429)        (441)
 Interest income                               50         89          186          284
                                          -------    -------     --------     --------
                                           (4,632)    (4,794)     (13,769)     (15,733)

 Other income, net                              0         90           25          107
                                          -------    -------     --------     --------

   Income before income taxes
    and extraordinary item                  6,291      5,657       15,065       11,828

 Benefit (provision) for income taxes      (1,200)         0       (2,700)      12,761
                                          -------    -------     --------     --------

   Income before
    extraordinary item                      5,091      5,657       12,365       24,589

 Extraordinary item, net of income tax
  benefit of $39                                0          0            0          (72)
                                          -------    -------     --------     --------

   Net income                             $ 5,091    $ 5,657     $ 12,365     $ 24,517
                                          -------    -------     --------     --------
                                          -------    -------     --------     --------


             The accompanying notes are an integral part of these
                            consolidated statements

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Amounts in Thousands)

                                                              1996         1995
                                                           ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  12,365    $   24,517
  Adjustments to reconcile net income to net
   cash provided by operating activities -
     Extraordinary item                                          -             111
     Depreciation and amortization                             9,192         8,488
     Change in deferred taxes                                  2,700       (12,800)
     Amortization of deferred financing costs                    429           441
     Deferred compensation                                       745           675
     Change in assets and liabilities, excluding effects
      of extraordinary item-
        Receivables                                           (2,056)         (491)
        Inventories                                           (2,577)       (1,312)
        Prepaid expenses                                        (635)          218
        Accounts payable                                       1,455         5,366
        Accrued expenses                                       1,383           111
        Contribution to employees' benefit plans                (159)          160
        Other liabilities                                        215           317
        Postretirement benefit obligation                        120           378
                                                           ---------    ----------
          Net cash provided by operating activities           23,177        25,504
                                                           ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                (10,220)       (6,799)
  Other noncurrent assets (acquired) disposed                 (1,078)           39
                                                           ---------    ----------
          Net cash used by investing activities               (11,298)      (6,760)
                                                           ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility                 800           -
  Payments on long-term debt                                  (9,500)       (5,000)
  Retirement of long-term debt                                   -        (116,500)
  Proceeds from issuance of long-term debt, net                  -         113,354
  Payment of dividends                                        (8,400)       (7,823)
                                                           ---------    ----------
          Net cash used by financing activities              (17.100)      (15,969)
                                                           ---------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (5,221)        2,775

CASH AND CASH EQUIVALENTS, beginning of period                 5,864         6,133
                                                           ---------    ----------

CASH AND CASH EQUIVALENTS, end of period                   $     643    $    8,908
                                                           ---------    ----------
                                                           ---------    ----------

 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Texas Bottling Group, Inc., a Nevada corporation, ("TBG" or "the Company") and its wholly owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for fair presentation of financial position, results of operations, and changes in cash flow at September 30, 1996 and for all periods presented. These interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996. Certain previously reported amounts have been reclassified to conform with current year presentation.


2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                         Sept. 30,   Dec. 31,
                                            1996       1995
                                         --------    --------
Raw materials                            $  3,441    $  2,488
Returnable shells, vending equipment
  not in service, and supplies              3,043       2,420
Finished goods                              5,211       4,210
                                         --------    --------
                                         $ 11,695    $  9,118
                                         --------    --------
                                         --------    --------

3.   INCOME TAXES

     The Company's benefit (provision) for income taxes for the periods ended September 30, 1996 and 1995, is as follows (in thousands):

                             1996        1995
                           ---------   ---------
               Current     $   -0-     $    -0-
               Deferred      (2,700)      12,800
                           ---------   ---------
                           $ (2,700)   $  12,800
                           ---------   ---------
                           ---------   ---------

4.   COMMITMENTS AND CONTINGENCIES

     The Company paid $525,000 for the periods ended September 30, 1996 and 1995 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCBG"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable annually. The Company also had sales of approximately $11,796,000 and $1,371,000 and purchases of approximately $9,730,000 and $875,000 with a subsidiary of CCBG for the periods ended September 30, 1996 and 1995.

     An officer of Coca-Cola Bottling Company of the Southwest ("CCBSW"), the wholly-owned subsidiary of the Company, serves on the Board of Directors of Western Container Corporation, a plastic bottle manufacturer, of which CCBSW owns approximately 20% at September 30, 1996. CCBSW has purchases of $10,348,000 and $10,472,000 from Western Container for the periods ended September 30, 1996 and 1995.

     On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), a wholly-owned subsidiary of Registrant, bringing to an end the FTC's efforts to force the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by San Antonio Coke. This action by the FTC followed the June 1996 ruling by the Fifth Circuit Court of Appeals reversing and remanding the FTC's September 1994 divestiture order. Additional background information on this proceeding is set forth in the Registrant's quarterly report for the quarter ended June 30, 1996 and the Registrant's annual report on Form 10-K for the year ending December 31, 1995.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    NET REVENUES. Net revenues for 1996 increased 3.5% or $2.0 million to $60.2 million compared to $58.2 million for 1995. This increase was due primarily to a 1.9% increase in net effective selling price per equivalent case and an equivalent case sales increase of 2.8%. The increased selling price was partially offset by a package mix shift from 6 pack cans to 12 pack cans, which have a lower net effective selling price. Net revenues from post-mix as a percentage of total net revenues increased to 8.5% for 1996 as compared to 8.1% for 1995. Net revenues from the Company's Snappy Snack Division accounted for 4.6% of net revenue in 1996 and 4.8% in 1995.

    GROSS PROFIT. Gross profit for 1996 increased 6.9% or $1.8 million to $27.7 million compared to $25.9 million for the same period in 1995. This increase in gross profit was due to the increase in net revenues and a decrease in raw material costs for aluminum cans, sweetner and PET bottles. Gross profit as a percentage of net revenues was 46.0% for 1996 and 44.5% for 1995.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased 8.8% to $13.6 million from $12.5 million for the same period in 1995, as a result of salary and wage expense increases.

    OPERATING INCOME. As a result of the above, operating income for 1996 increased to $10.9 million or 18.1% of net revenue, compared to $10.4 million or 17.8% of net revenue for the same period in 1995.

    INTEREST EXPENSE. Net interest expense for 1996 decreased to $4.6 million from $4.8 million in 1995 as a result of reductions in short term interest rates between years and the declining principal due to quarterly principal payments.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    NET REVENUES. Net revenues for 1996 increased 4.5% or $7.2 million (which includes a $1.0 million increase related to post-mix sales and contract bottling) to $169.3 million compared to $162.0 million for 1995. This increase was due primarily to a 3.2% increase in net effective selling price per equivalent case and an equivalent case sales increase of 2.4%. The increased selling price was partially offset by a package mix shift from 6 pack cans to 12 pack cans, which have a lower net effective selling price. Net revenues from post-mix as a percentage of total net revenues increased to 8.1% for 1996 as compared to 7.8% for 1995. Net revenues from the Company's Snappy Snack Division accounted for 4.7% of net revenue in 1996 and in 1995.

    GROSS PROFIT. Gross profit for 1996 increased 6.2% or $4.6 million to $78.5 million compared to $73.9 million for the same period in 1995. This increase in gross profit was due to the increase in net revenues and lower raw material costs for aluminum cans, sweetener and PET bottles. Gross profit as a percentage of net revenues was 46.4% for 1996 and 45.6% for 1995.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased 7.8% to $40.5 million from $37.6 million for the same period in 1995, as a result of salary and wage expense increases.

    OPERATING INCOME. As a result of the above, operating income for 1996 increased to $28.8 million or 17.0% of net revenue, compared to $27.5 million or 16.9% of net revenue for the same period in 1995.

    INTEREST EXPENSE. Net interest expense for 1996 decreased to $13.8 million from $15.7 million in 1995 as a result of reductions in borrowing costs associated with refinancing activities in April 1995, lower short term rates and the declining principal due to quarterly principal payments.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $23.2 million which was generated primarily by operating income. Investing activities used $11.3 million primarily for additions to property, plant, and equipment, while financing activities used $17.1 million to meet quarterly amortization requirements of the Term Loan and to pay a dividend of $8.4 million to the Company's shareholders.

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

    The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly. At September 30, 1996, the Company recognized $2.7 million net deferred tax expense.

    On August 1, 1996 the Company paid a $8.4 million dividend to shareholders of record on July 19, 1996. The dividend amounted to $7.63 per share on Class A shares and $7.63 per share on the number of Class A shares each Class B share was convertible into.

                                       PART II
                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), a wholly-owned subsidiary of Registrant, bringing to an end the FTC's efforts to force the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by San Antonio Coke. This action by the FTC followed the June 1996 ruling by the Fifth Circuit Court of Appeals reversing and remanding the FTC's September 1994 divestiture order. Additional background information on this proceeding is set forth in the Registrant's quarterly report for the quarter ended June 30, 1996 and the Registrant's annual report on Form 10-K for the year ending December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ending September 30, 1996.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Texas Bottling Group, Inc.
                                       (Registrant)


Date   October 24, 1996                By: /s/ Charles F. Stephenson
     ---------------------                ---------------------------------
                                         Charles F. Stephenson
                                         Treasurer and Chief Financial
                                         Officer (duly authorized officer
                                         and Principal Financial Officer)