Form 10-K405
period 1996-12-31
TEXAS BOTTLING GROUP INC
filed 1997-03-14
CIK 912499

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          ------------------

                                     OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                     Commission file number 33-69275
                                            ----------

                          TEXAS BOTTLING GROUP, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           NEVADA                                       75-2158578
--------------------------------                     -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

              1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS  75201
              ---------------------------------------------------
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (214) 969-1910

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:    9% SENIOR SUBORDINATED NOTES
                                                               DUE 2003
                                                               ----------------------------
                                                               (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1997 was $0.00.

     As of March 1, 1997, 541,917 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None

                              PART I

ITEM 1.   BUSINESS

GENERAL

     Texas Bottling Group, Inc. (the "Company"), through its wholly-owned subsidiary, Coca-Cola Bottling Company of the Southwest ("San Antonio Coke"), is principally engaged in the bottling, canning and distribution of soft drinks. All of the voting Class A Common Stock of the Company is owned by The Coca-Cola Bottling Group (Southwest), Inc. ("CCB Group"), while substantially all of the non-voting Class B Common Stock (convertible into 50.5% of the Class A Common Stock) is owned by The Prudential Insurance Company of America ("Prudential") and its affiliate, Pruco Life Insurance Company ("Pruco"). CCB Group is a wholly-owned subsidiary of CCBG Corporation, a privately held Nevada corporation ("Parent").

                               CORPORATE STRUCTURE
                               -------------------

                     ------------------------------------
                                CCBG Corporation
                                   ("Parent")
                     ------------------------------------

                     ------------------------------------
                         The Coca-Cola Bottling Group
                               (Southwest), Inc.
                                  ("CCB Group")
                     ------------------------------------


                                            49% Equity
                                            100% Voting
                                            ----------------------------------
                                                 Texas Bottling Group, Inc.
                                                         (the "Company")
                                            ----------------------------------
         ---------------------------        ----------------------------------
             Southwest Coca-Cola                 Coca-Cola Bottling Company
            Bottling Company, Inc.                            of
              ("Southwest Coke")                        the Southwest
                                                     ("San Antonio Coke")
         ---------------------------        ----------------------------------

________________   Consolidated

----------------   Unconsolidated

     The soft drink operations of the Company are conducted pursuant to franchise agreements between San Antonio Coke and companies owning the rights to various soft drink formulae and trademarks, including principally The Coca-Cola Company (an unaffiliated company) and Dr Pepper Company. Other products bottled and/or distributed include Canada Dry mixers, Evian water, Hershey's and Cima Red. San Antonio Coke also operates a food service business that distributes soft drinks and food products through vending machines, cafeterias and catering operations. Territories franchised to San Antonio Coke by The Coca-Cola Company cover regions which had an aggregate population of 2.6 million in the 1990 Census and encompass substantial portions of Central and South Texas.

     The Company was incorporated as a Texas corporation in 1986 and reincorporated in Nevada in July 1995. Its principal executive offices are located in premises leased by CCB Group at 1999 Bryan Street, Suite 3300, Dallas, Texas, 75201, telephone number (214) 969-1910. The operations of San Antonio Coke are headquartered in an owned facility at One Coca-Cola Place, San Antonio, Texas, 78219, telephone number (210) 225-2601.

INDUSTRY OVERVIEW

     Carbonated soft drinks are the most consumed beverages in the United States, ahead of tap and bottled water, coffee and beer. Industry retail sales volume for 1995 is estimated to have been in excess of $52 billion, which is believed to be approximately 28.5% of the beverage market based on consumption. Per capita consumption of soft drinks is estimated to have been
52.1 gallons in 1995, as compared to 41.0 gallons in 1985, representing a compound annual increase of 2.4% since 1985. The only other segment of the beverage market in which per capita consumption has increased since 1985 is bottled water, although its share of the beverage market is estimated to have been only 5.4% in 1995. The following table shows the per capita consumption in gallons, market share and compound growth rate for products in the U.S. beverage market since 1985, according to information recently compiled and revised by an industry trade magazine:

                                                                               Compounded
                                                                               Rate Change
                                             1985                1995          1985 - 1995
                                      -----------------    ----------------    -----------
                                      Gal. per     % of    Gal. per    % of     Gal. per
                                       Capita      Mkt.     Capita     Mkt.      Capita
                                      --------    -----    --------    -----   -----------
     Carbonated Soft Drinks              41.0     22.5%       52.1     28.5%       2.4%
     Beer                                23.9     13.1        22.1     12.1       (0.8)
     Bottled Water                        4.5      2.4         9.9      5.4        8.2
     Wine and Distilled Spirits           4.2      2.3         3.0      1.6       (3.3)
     All other (including tap water)    108.9     59.7        95.4     52.4       (1.3)
                                        -----    -----       -----    -----

          Total                         182.5    100.0%      182.5    100.0%
                                        -----    -----       -----    -----
                                        -----    -----       -----    -----

     Factors that appear to be significant contributors to increased consumption of soft drinks are (i) increased health consciousness coupled with improvements in the taste of diet soft drinks and the introduction of caffeine free and low sodium soft drink products; (ii) societal and governmental pressures to reduce consumption of alcoholic beverages; (iii) peaking consumption by the baby boom age group; and (iv) heavy promotional and advertising activity by the soft drink industry to broaden the appeal and consumer acceptance of soft drinks. As a result, consumers have tended to maintain or increase their soft drink consumption as they age and each age group in the United States population is consuming greater amounts of soft drinks per capita than its corresponding age group at any time in the past.

     Based on the latest industry information available, products of The Coca-Cola Company accounted for 41.9% of national soft drink sales in the United States, followed by products of PepsiCo, Inc. with 31.0% of sales during 1995. Products of Dr Pepper Company accounted for 7.2% of national soft drink sales in 1995. Of national sales of diet soft drinks in 1995, products of The Coca-Cola Company accounted for 46.2%, products of PepsiCo, Inc. accounted for 27.1% and products of Dr Pepper Company accounted for 4.4%.

     Supermarkets and other retail "home market" accounts remain the predominant distribution channel, followed by on-premise consumption (fountain) volume and "single drink" sales, primarily through vending machines.

SOFT DRINK PRODUCTS

     Carbonated soft drink products of The Coca-Cola Company produced and distributed by San Antonio Coke include Coca-Cola Classic, diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Mr. PiBB, Minute Maid orange soda, Fresca, and other brands. Non-carbonated products of The Coca-Cola Company distributed by San Antonio Coke include PowerAde, Nestea, Fruitopia and Minute Maid Juices to Go. San Antonio Coke also produces and distributes products of Dr Pepper Company primarily in the metropolitan areas in and around San Antonio and Corpus Christi. Various other products, including Canada Dry mixers, Hershey's and Evian water, are produced and/or distributed in various parts of San Antonio Coke's territories under franchise agreements with the companies that own the trademarks and supply the concentrates or finished products for those beverages.

     The following table sets forth San Antonio Coke's total equivalent case sales of The Coca-Cola Company and Dr Pepper Company products as a percentage of its total soft drink equivalent case sales:

                                  The
                               Coca-Cola
               Year             Company         Dr Pepper
               ----            ---------        ---------

               1994               71%               20%
               1995               73%               19%
               1996               75%               19%


SOFT DRINK FRANCHISES

     San Antonio Coke holds franchise and marketing agreements from The Coca-Cola Company to produce and distribute its soft drinks in bottles, cans and 4.75-gallon pressurized pre-mix containers, and to engage in certain other marketing activities. Under the terms of the franchise agreements, San Antonio Coke has the exclusive right to produce and distribute certain products of The Coca-Cola Company in its prescribed geographic areas, except for fountain syrup, for which the rights are non-exclusive. In addition, the franchise agreements specify minimum levels of marketing expenditures by The Coca-Cola Company in support of the bottler based upon the volume sold by that bottler. Marketing expenditures by The Coca-Cola Company in support of the activities of San Antonio Coke have routinely exceeded the minimum levels. None of the Company, San Antonio Coke, CCB Group or its subsidiaries, and none of their affiliates, has any legal relationship with The Coca-Cola Company or any other franchisor other than pursuant to their respective franchise and marketing agreements. The Company believes that San Antonio Coke is currently in compliance with all of the terms of its franchise agreements.

     The Coca-Cola Company is the sole owner of the secret formulae under which the primary component (concentrate or syrup) of various cola products bearing the trademark "Coca-Cola" are manufactured. Each concentrate, when mixed with water and sweetener, produces syrup, which, when mixed with carbonated water, produces one of the soft drinks bearing the trademark "Coca-Cola" or "Coke." San Antonio Coke currently produces its own syrup by mixing concentrate purchased from The Coca-Cola Company with sweeteners purchased from outside sources. Except to the extent reflected in the price of concentrate or syrup, no royalty or other compensation is paid under the franchise agreements to The Coca-Cola Company for the right of San Antonio Coke to use the trade names and trademarks "Coca-Cola" and "Coke" in its territories and the associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company.

     Under the terms of its franchise agreements with The Coca-Cola Company (the "Coca-Cola Bottler's Contract"), San Antonio Coke is required to purchase either concentrate or syrup manufactured only by The Coca-

Cola Company for Coca-Cola trademarked cola products. The concentrate or syrup is sold to San Antonio Coke at a base price established in 1978 and adjusted from time to time to reflect changes in the Consumer Price Index and, in the case of diet brands, changes in the price of sweeteners. The Coca-Cola Bottler's Contract will remain in effect for an unlimited period of time, subject to termination upon due notice by The Coca-Cola Company that there has been a violation of any of the prescribed terms thereof and subject to automatic termination if San Antonio Coke is placed in receivership or becomes bankrupt. Franchise agreements for other products of The Coca-Cola Company are issued either for ten-year periods renewable on the same terms at the option of San Antonio Coke or in perpetuity subject to certain requirements.

     The franchise agreements relating to soft drink products from Dr Pepper Company and other soft drink franchisors are granted in perpetuity and are otherwise similar to the Coca-Cola Bottler's Contract, except that they contain change of control provisions triggered by the sale of the stock of the franchisee, certain marketing-related performance requirements and provisions permitting the franchisor to unilaterally set from time to time the price of concentrate and syrup. Except for territories not covered by San Antonio Coke's Dr Pepper franchises, the territories covered by the franchise agreements for products of other franchisors generally correspond with the territories covered by the Coca-Cola Bottler's Contract.

     The franchise agreements with The Coca-Cola Company permit limited production of cola products other than those of The Coca-Cola Company, either as a contract packer or for the bottler's distribution if such products are not more than 33% of a flavor line that does not exceed 10% of the bottler's soft drink sales. There are no competitive product restrictions in franchise agreements for non-cola products of The Coca-Cola Company such as Sprite, Mr. PiBB and Fresca, but The Coca-Cola Company prohibits distribution of products that compete with PowerAde, Nestea, Fruitopia and Minute Maid Juices To Go, which are distributed under temporary agreements. The franchise agreements with Dr Pepper Company and most other soft drink franchisors prohibit the manufacture or sale of similar flavor products that are competitive with the licensed products.

SOFT DRINK MARKETING

     During 1996, approximately 87% of San Antonio Coke's total equivalent case sales of soft drink products were sold to the "home market" through supermarkets, grocery stores, convenience stores, mass-merchandisers, drug stores, liquor stores and other similar retail outlets. The remaining soft drink equivalent case sales were made to the "single drink" market, which consists primarily of sales for immediate consumption through various types of vending machines owned by San Antonio Coke, retail outlets or third-party vending companies. San Antonio Coke maintains approximately 243 routes for which the route drivers are primarily responsible for marketing, servicing and delivering products to retail and vending machine accounts. Advance sales also are made by sales persons who both call on and make telephone solicitations to accounts, which are then serviced and delivered by the route drivers.

     San Antonio Coke sells soft drink products in a variety of non-returnable glass and plastic bottles and in cans in proportions varying from territory to territory. Within a single geographic territory, there may be as many as 14 different packages for Coca-Cola products, in addition to pre-mix containers and post-mix syrup packages.

     San Antonio Coke has used competitive techniques, such as new product introductions, packaging changes and sales promotions, to compete effectively, while managing discounts and allowances for its products to maximize net revenues. Some of the more significant strategies employed in managing discounts and allowances have been the introduction of new packaging, the adoption of innovative marketing programs and, in some instances, the development of proprietary brands to pursue a particular market niche.

     San Antonio Coke spends substantial amounts on extensive local sales promotions of its soft drink products. These advertising and promotional expenses are partially offset by marketing funds provided by the various franchisors to support an array of marketing programs. Advertising allowances from the franchisors have historically increased as San Antonio Coke's sales of the franchisors' brands have increased. San Antonio Coke benefits from television and radio advertising in the marketing of its soft drinks, and The Coca-Cola Company and Dr Pepper Company have made substantial expenditures in cooperative advertising programs with San Antonio Coke in its territories.

     San Antonio Coke's sales and operating income fluctuate with the seasons of the year, with sales and earnings higher in warm weather months (May through October) than in colder months (November through April). Sales are also higher during holiday periods such as Thanksgiving, Christmas, Easter, Memorial Day, Fourth of July and Labor Day.

     Approximately 39% of San Antonio Coke's 1996 net revenues were derived from its five largest customers. One customer, H.E. Butt Grocery Company, accounted for 24% of 1996 net revenues. No other single customer accounted for more than 10% of net revenues during 1996.

COMPETITION

     The beverage business is highly competitive. Soft drink products, both carbonated and non-carbonated, are sold in competition with water, coffee, milk and beer as well as with fruit drinks and fruit juices in a variety of outlets from supermarkets to restaurants. Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, as well as chain store and private label soft drinks. The principal methods of competition in the soft drink industry include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. Management of the Company believes that brand recognition is the primary factor affecting the competitive position of San Antonio Coke, which is enhanced by the well-known trademarks associated with its soft drink products.

     The major national-brand competitors of San Antonio Coke are bottlers of Pepsi-Cola products, including Pepsi-Cola Company Owned Bottling Operations and independent Pepsi-Cola bottlers, and grocery chains which distribute private label soft drinks. Although reliable, relevant data is not available to measure San Antonio Coke's total share of sales in the beverage market, information based on sales of national brand soft drink products in supermarkets and other grocery stores indicates that San Antonio Coke's share of such sales exceeds the share of its Pepsi bottler competitor in all of its territories.

RAW MATERIALS

     In addition to concentrates obtained from The Coca-Cola Company and other franchisors, San Antonio Coke also purchases water, carbon dioxide, fructose, glass and plastic bottles, cans, closures and other packaging materials for use in soft drink manufacturing. There are multiple suppliers available for all of these raw materials other than concentrates. San Antonio Coke does not directly purchase low-calorie sweeteners because they are contained in the beverage concentrate. When feasible, San Antonio Coke and CCB Group's operating subsidiary, Southwest Coca-Cola Bottling Company, Inc. ("Southwest Coke"), coordinate their raw materials purchases, particularly aluminum cans and sweeteners, to take advantage of volume discounts and concessions.

     San Antonio Coke purchases substantially all of its empty plastic bottles (in sizes ranging from twenty ounces to three liters) from Western Container Corporation ("Western Container"), a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which both Southwest Coke and San Antonio Coke are members and collectively own 42.6%. During 1993, San Antonio Coke entered into a five-year supply agreement with Western Container. The agreement requires San Antonio Coke to pay a maximum amount per calendar quarter of $232,704 reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one-liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period are refunded. Applicable purchases from Western Container in 1996 by San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under the contract.

FOOD SERVICE OPERATIONS

     Food service operations of San Antonio Coke are conducted under the trade name "Snappy Snack." Food service items are sold primarily through soft drink and other vending machines, but distribution also is made through speed lines (limited item self-serve cafeterias), cafeterias, office coffee services and catering services. These operations supply a complete line of hot and cold food products, as well as soft drinks, to a variety of locations, including industrial plants, offices, hospitals, schools and government installations.

GOVERNMENT REGULATION

     The production, distribution and sale of many of the products of San Antonio Coke are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various Federal environmental statutes and various other federal and state statutes regulating the franchising, production, sale, safety, advertising, labeling and ingredients of such products. Two soft drink product ingredients, saccharin and aspartame, are regulated by the United States Food and Drug Administration.

     Bills are considered from time to time in various state legislatures which would prohibit the sale of beverages unless a deposit is made for the containers. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in non-returnable containers as a means of encouraging the use of returnable containers. In addition, various bills have been proposed and are currently under consideration by Congress and various state legislatures which would require consumers to make a deposit upon the purchase of beverages sold in non-returnable containers. No such legislation is currently in effect and, to the knowledge of management of the Company, none is currently under consideration in the state legislatures of any territories served by San Antonio Coke other than a deposit bill introduced in the Texas legislature which management believes is unlikely to be considered by the legislature in its 1997 session.

     Specific soft drink taxes have been imposed in some states for several years although none have been adopted and, to the knowledge of management of the Company, none is currently under consideration in any territories served by San Antonio Coke.

     Substantially all of the facilities of San Antonio Coke are subject to federal, state and local statutes and regulations related to the discharge of materials into the environment. Compliance with these laws has not had, and management of the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income or competitive position of San Antonio Coke or of the Company.

     The business of San Antonio Coke, as an exclusive manufacturer and distributor of bottled and canned soft drink products of The Coca-Cola Company, Dr Pepper Company and other soft drink franchisors within specified geographic territories, is subject to federal and state antitrust laws of general applicability. Under the Soft Drink Interbrand Competition Act of 1980, soft drink bottlers such as San Antonio Coke may exercise an exclusive contractual right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. Management of the Company believes that there is substantial and effective competition in the geographic territory in which San Antonio Coke operates.

EMPLOYEES

     As of December 31, 1996, the Company had no employees, although 14 administrative employees of CCB Group provide management services to the Company for which the Company pays a management fee which in 1996 totaled $0.7 million. San Antonio Coke had 1,227 full-time employees, of whom 128 were administrative employees, 344 were production, warehouse and transportation employees and 755 were sales, marketing and distribution employees. None of the Company's employees is currently covered by a collective bargaining agreement. Management of the Company believes that employee relations are satisfactory.

ITEM 2.   PROPERTIES

     As of December 31, 1996, San Antonio Coke operated six soft drink facilities, including one production facility, one combination production and distribution facility and four distribution facilities. One of the facilities of San Antonio Coke is leased and the rest are owned. The Company's executive offices are located at 1999 Bryan Street, Suite 3300, Dallas, Texas in premises leased by CCB Group.

     Management of San Antonio Coke believes its production and distribution facilities are all in good condition and are adequate for San Antonio Coke's operations as presently conducted and provide sufficient capacity for increased manufacturing and distribution within the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     San Antonio Coke is a defendant in a number of lawsuits which have arisen from the normal operation of its business and involve alleged injuries from vehicles and other accidents, work-related accidents, package failure and foreign matter in bottles or cans, or employment-related claims. These matters are defended by various insurance carriers or are otherwise so limited in exposure that the risk of loss in these matters is not material.

     On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, bringing to an end the FTC's efforts to force the divesture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by San Antonio Coke. This action by the FTC followed the June 1996 ruling by the Fifth Circuit Court of Appeals reversing and remanding the FTC's September 1994 divestiture order.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 25, 1996, the Board of Directors accepted the resignation of Anthony F. Torre, Jr. from the Board of Directors, and the sole shareholder of Class A Common Stock elected R. A. Walker to serve as a director of the Company.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          There is no established public trading market for either class of the Company's Common Stock. As of March 1, 1997, the Company had outstanding 541,917 shares of its Class A Common Stock held by one shareholder and 228,357 shares of its Class B Common Stock held by three shareholders.

     Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors. The Company's loan agreement with its principal lenders and the Indenture pursuant to which the Company issued its 9% Senior Subordinated Notes Due 2003 restrict the payment of dividends by the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected income statement and balance sheet data for the years ended December 31, 1992 through December 31, 1996 have been derived from the Company's Consolidated Financial Statements. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                               YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1992       1993       1994       1995       1996
                                                 --------   --------   --------   --------   --------
                                                                    (In thousands)
OPERATING DATA:
   Net revenues................................  $180,572   $193,541   $206,987   $215,095   $220,796
   Gross profit................................    83,986     93,817    100,781     97,862    101,460
   Operating income............................    25,041     30,733     35,651     36,160     36,285
   Total interest expense......................    27,154     26,528     32,070     20,462     18,370
   Income (loss) before cumulative effect of
    changes in accounting principles and
    extraordinary items........................    (2,065)     4,395      3,694     15,883     18,263
   Net income (loss)...........................    (2,065)   (14,310)     3,694     28,486     15,292
OTHER DATA:
   EBITDA (a)..................................    35,200     40,587     46,335     47,708     49,101
   Depreciation................................     4,693      4,379      5,213      6,077      7,290
   Amortization of intangible assets...........     5,466      5,475      5,471      5,471      5,526
   Interest rate swap..........................        --         --      7,829         --         --
   Amortization of debt issuance costs.........       339        353        602        584        572
   Capital expenditures........................     5,468      6,424      6,554      9,851     10,906
   Cash flows provided by (used for):
       Operating activities....................     5,280     15,104     21,141     28,002     25,109
       Investing activities....................    (5,605)    (7,161)    (6,605)    (9,802)   (13,937)
       Financing activities....................       103     (8,112)    (9,065)   (18,469)   (16,400)
   Ratio of earnings to fixed charges..........       .92       1.17       1.12       1.78       1.99


                                                                    AT DECEMBER 31,
                                                 --------   --------   --------   --------   --------
                                                   1992       1993       1994       1995       1996
                                                 --------   --------   --------   --------   --------
                                                                    (In thousands)
BALANCE SHEET DATA:
   Working capital.............................  $  10,676   $  9,532   $ 10,256   $  1,271   $  6,302
   Total assets................................    240,621    245,418    241,846    259,546    256,123
   Long-term debt, less current maturities.....    238,160    245,300    236,500    215,500    203,000
   Stockholders' equity (deficit)..............    (13,270)   (27,580)   (23,886)    (3,223)     3,669

(a) "EBITDA" represents, for any relevant period, net income (loss) plus interest, taxes, depreciation, amortization of intangible assets, amortization of other assets, gain or loss on sale of assets and extraordinary items. EBITDA should not be construed to be an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. EBITDA is included because it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness. EBITDA is not intended as an alternative to, or a better indicator of, liquidity than cash flow from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior year financial statements have been reclassified for consistency with the current year. By making these reclassifications, the Company has achieved consistency with the classifications used by a subsidiary of CCB Group, holder of the Company's Class A common stock.

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix (approximately 8.1% of the Company's net revenues) and contract bottling are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products, and contract bottling is done for other distributors as capacity permits and does not include licensed products for the franchised territory. All references to net revenues and gross profit include volumes for post-mix and contract sales.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET REVENUES. Net revenues for the Company increased 2.7% or $5.7 million to $220.8 million compared to $215.1 million for 1995. Net effective price per equivalent case increased 2.1%. Price increases were achieved on several existing packages, particularly 20-ounce bottles and 12-ounce six-pack cans. In addition, new packages were introduced with higher net effective prices; the most significant of which was the 24-ounce six-pack. Equivalent case sales increased 1.8% in 1996 compared to 1995. The increase in net revenues due to the volume increase was offset by a mix shift into 12-ounce 12-pack cans and 20-ounce eight-pack bottles which have lower net effective selling prices. Net revenues from post-mix as a percentage of total net revenue increased to 8.1% for 1996 as compared to 7.6% in 1995. Net revenues from the Company's Snappy Snack division account for 4.8% of total net revenues for 1996.

     GROSS PROFIT. Gross profit for 1996 increased 3.7% or $3.6 million to $101.5 million compared to $97.9 million for 1995. This increase reflects the increase in net selling price and lower costs of raw materials, particularly aluminum cans, sweetner and plastic bottles. Gross profit as a percentage of net revenue was 46.0% for 1996 and 45.5% for 1995.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased 4.4% to $52.4 million from $50.2 million in 1995. This increase was due primarily to an increase in salary and wages which was partially offset by a reduction in casualty insurance expense.

     OPERATING INCOME. Operating income for 1996 increased to $36.3 million or 16.4% of net revenues, compared to $36.2 million or 16.8% of net revenue for 1995. The operating income increase was a result of the increase in gross profit which was partially offset by the increase in selling, general and administrative expense and a $1.3 million increase in depreciation and amortization.

     INTEREST EXPENSE. Total interest expense decreased by $2.1 million for 1996 due primarily to a reduction in the principal of long term debt.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     NET REVENUES. Net revenues for 1995 increased 3.9% or $8.1 million to $215.1 million compared to $207.0 million for 1994. This increase was due primarily to a 4.7% increase in net effective selling price per equivalent case. The increased selling prices partially offset significant increases in raw material costs, primarily aluminum cans. Although the Company realized higher net selling prices for cans and single drink packages, these were partially offset by a package mix shift to larger packages with lower net revenues per equivalent case. In addition, the Company achieved lower costs associated with customer marketing programs resulting from credits related to the finalization of 1994 customer marketing programs and franchise company participation. Equivalent case sales increased 3.6% in 1995 compared to 1994 primarily as a result of the package mix shift. Net revenues from post-mix as a percentage of total net revenues decreased to 7.6% for 1995 as compared to 7.9% for 1994. Net revenues from the Company's Snappy Snack division accounted for 4.7% of total net revenues in 1995.

     GROSS PROFIT. Gross profit for 1995 decreased 3.0% or $2.9 million to $97.9 million compared to $100.8 million for 1994. This decrease reflects the impact of the higher cost of goods sold resulting from increased costs of raw materials, particularly aluminum cans and plastic bottles. Gross profit as a percentage of net revenue was 45.5% for 1995 and 48.7% for 1994.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1995 decreased 7.9% to $50.2 million from $54.4 million for 1994. This decrease was due primarily to reductions in casualty insurance, litigation costs and fleet repair costs.

     OPERATING INCOME. As a result of the decrease in selling, general and administrative expenses and a $0.9 million increase in depreciation and amortization expense, operating income for 1995 increased to $36.2 million or 16.8% of net revenue, compared to $35.7 million, or 17.2% of net revenue, for 1994.

     INTEREST EXPENSE. Total interest expense (exclusive of the amount recorded in 1994 for the termination of the interest rate swap agreement of approximately $7.8 million) decreased by $3.8 million for 1995 due primarily to interest rate decreases brought about by the Company's refinancing activity in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $25.1 million in 1996, generated primarily by operating income. Investing activities used $13.9 million primarily for additions to property, plant and equipment, while financing activities used $16.4 million primarily to meet quarterly amortization requirements of the Term Loan (defined below) and to pay a dividend of $8.4 million to the Company's shareholders.

     Effective April 7, 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association, as Agent for a syndicate of financial institutions (the "1995 Bank Agreement"). The 1995 Bank Agreement provided for $115 million term loan (the "Term Loan") and a $25 million revolving credit facility (the "Revolver"). Borrowings under the Term Loan and Revolver were used to replace the Company's 11% Senior Secured Notes and to repurchase $5 million in principal amount of the Company's 9% Senior Subordinated Notes due 2003.

     Both the Term Loan and the Revolver accrue interest at the Company's option at either Alternate Base Rate (8.25% as of December 31, 1996) or Eurodollar Rate (5.7% as of December 31, 1996) plus 1.00%. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Agreement became subject to change after March 31, 1996 depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates are adjusted quarterly in a range from a maximum of Alternate Base Rate plus 0.25% or Eurodollar Rate plus 1.50% to a minimum of Alternate Base Rate or

Eurodollar Rate plus 0.50% according to a grid of permitted debt to cash flow ratios. On January 1, 1997 the spread over the Eurodollar Rate reduced from 1.0% to 0.75%.

     The 1995 Bank Agreement contains several restrictive covenants, the most significant of which: (a) require maintenance of minimum ratios of cash flow to interest expense and fixed charges, as defined, (b) limit the ratio of debt to cash flow, as defined, and (c) restrict the issuance of additional common stock. The 1995 Bank Agreement permits the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Senior Subordinated Notes due 2003, so long as no event of default exists.

     The maximum Revolver availability reduces to $20 million on January 1, 1999 and $15 million on January 1, 2002. The final maturity of the Revolver is March 31, 2003. The maximum amount of the Revolver which can be used for acquisitions and other investments currently is $20 million and reduces to $15 million on January 1, 1999 and $5 million on January 1, 2002.

     The Term Loan matures March 31, 2003 and provides for quarterly amortization beginning June 30, 1995. Total future annual amortization of the Term Loan for fiscal years is as follows:

                    1997                     $15,000,000
                    1998                      15,000,000
                    1999                      15,000,000
                    2000                      15,000,000
                    2001                      15,000,000
                    2002                      15,000,000
                    2003                       5,500,000

     The Term Loan additionally provides for mandatory annual prepayments based on excess cash flow as defined for each calendar year. The prepayment for 1996 due in 1997 is approximately $1.5 million.

     In connection with the 1995 Bank Agreement, the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

     On August 1, 1996 the Company paid a $8.4 million dividend to shareholders of record on July 19, 1996. The dividend amounted to $7.63 per share on outstanding shares of Class A Common Stock and $7.63 per share on the number of shares of Class A Common Stock into which outstanding shares of Class B Common Stock are convertible.

     On January 13, 1994, the Company entered into a two-year interest rate swap agreement covering the notional principal amount of $100 million. Due to the leveraged nature of the swap agreement, the Company determined that the swap agreement was not a hedge and that it should be recorded at market value, which approximated the Company's cost to settle the swap agreement for each applicable period. Accordingly, a charge of $7.8 million was recorded for the swap agreement for 1994. After recognizing the costs associated with unwinding the interest rate swap agreement in October, 1994, the Company has no further exposure to interest rate volatility from any swap or derivative type instruments and the Company does not anticipate entering into any future transactions which would subject it to such exposure.

     Prior to 1995 the Company provided a valuation allowance against its entire net deferred tax asset. The Company concluded that it was more likely than not that future operations would generate sufficient taxable income to use net operating losses and reduced the valuation allowance to create a deferred tax asset of $12.8 million. The

Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and adjust the valuation allowance accordingly.

     Based on the Company's anticipated operating results, management believes the Company's future operating activities will generate sufficient cash flows to repay borrowings under the 1995 Bank Agreement.

     The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warm weather. The first quarter operating performance is usually lower than the other three quarters as a result of winter weather, primarily in the months of January and February.

     The Company makes capital expenditures on a recurring basis for fleet, vending and dispensing equipment. Capital expenditures for production equipment are required from time to time to reflect changes in the sales package mix. The Company has historically followed a policy of financing capital expenditures from operating cash flow. Capital expenditures in 1996 were approximately $10.9 million, of which approximately $7.8 million were for fleet, vending equipment and dispensing equipment, $1.8 million were for computerized equipment and $1.3 million were for production equipment and building improvements. During 1995, the Company made capital expenditures of approximately $9.9 million, of which approximately $6.8 million were for fleet, vending equipment and dispensing equipment and $3.1 million were for production equipment, buildings and improvements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiary which are required by this Item 8 are listed in Part IV Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers and directors of the Company and San Antonio Coke.


Name                      Age   Position
----                      ---   --------
Edmund M. Hoffman         75    Co-Chairman and Director of the Company; Co-
                                Chairman and Director of San Antonio Coke

Robert K. Hoffman         49    Co-Chairman and Director of the Company; Co-
                                Chairman and Director of San Antonio Coke

E. T. Summers, III        49    President and Chief Operating Officer of the
                                Company and San Antonio Coke

Charles F. Stephenson     45    Vice President, Treasurer, Chief Financial
                                Officer and Chief Accounting Officer of the
                                Company; Treasurer of San Antonio Coke

David E. Green            40    Vice President of the Company; Vice President-
                                Operations of San Antonio Coke

Gary R. Phy               44    Vice President-Finance and Chief Accounting
                                Officer of San Antonio Coke

Stephanie L. Ertel        50    Vice President, General Counsel and Secretary of
                                the Company and San Antonio Coke

R. A. Walker              40    Director


     Edmund M. Hoffman has been Chairman (Co-Chairman since 1995) and a director of the Company and Chairman (Co-Chairman since 1995) and a director of San Antonio Coke and their corporate predecessors since 1986. Mr. Hoffman has been Chairman and a director of Parent and Chairman (Co-Chairman since
1995) and a director of CCB Group (and their corporate predecessors) since their inception in 1985 and 1972, respectively. Mr. Hoffman is also Co-Chairman and a director of the subsidiaries of CCB Group. Mr. Hoffman has owned interests in companies that were members of the Coca-Cola Bottlers Association since 1965, and has served as a member of its Board of Governors. Additionally, Mr. Hoffman is a director and co-founder of Trinity
Industries, Inc., a publicly held corporation formed in 1957 which is engaged in the steel fabrication business.

     Robert K. Hoffman, son of Edmund M. Hoffman, became Co-Chairman of the Company and San Antonio Coke in 1995 after serving as President and Vice Chairman, respectively, since 1986. He has been a director of the Company and San Antonio Coke and their corporate predecessors since December 1986. Mr. Hoffman served as President and director of Southwest Coke and its subsidiaries from 1980 to January 1994, when he was elected Vice Chairman, changed to Co-Chairman in 1995, of these entities. He has served as President and director of Parent and director of CCB Group and each of their corporate predecessors since 1985 and 1974, respectively. He was elected Co-Chairman of CCB Group in 1995 after serving as its President since 1974.

     E. T. Summers, III has been President of the Company since 1995 and President and Chief Operating Officer of San Antonio Coke and its corporate predecessors since 1988. He was a Vice President of the Company from 1988 to 1995 and the Executive Vice President of the corporate predecessors of San Antonio Coke from 1985 to 1988. Mr. Summers was elected Executive Vice President of CCB Group in 1995. Mr. Summers is past president of the Texas Soft Drink Association, serves on the Board of Governors of the Coca-Cola Bottlers' Association and on the Financial Review and Cold Drink Committees of that association. Since 1988, Mr. Summers has served as a member of the Board of Directors of Western Container.

     Charles F. Stephenson has been Treasurer and Chief Financial Officer of the Company and Treasurer of San Antonio Coke and its corporate predecessors since 1986 and has also been an officer of Parent and CCB Group and their corporate predecessors, as well as Southwest Coke, since 1986. Mr. Stephenson became President of Southwest Coke in 1994 and President of CCB Group in 1995. Mr. Stephenson joined CCB Group in February 1986 and joined the Company at its inception (December 1986) as Treasurer and Chief Financial Officer.

     David E. Green was elected Vice President of the Company and Vice President-Operations of San Antonio Coke in 1995. He had been Vice President and Chief Financial Officer of San Antonio Coke and its corporate predecessors, and Vice President and Chief Accounting Officer of the Company, since 1988. He previously had served as Vice President-Controller of the corporate predecessors of San Antonio Coke since 1984 and as Assistant Controller since June 1982.

     Stephanie L. Ertel has been Vice President and General Counsel for the Company and San Antonio Coke and its corporate predecessors since 1986 and has served as Secretary since 1990. She has also been an officer of Parent and CCB Group and their corporate predecessors, as well as Southwest Coke and its subsidiaries, since 1985. Ms. Ertel joined CCB Group in July 1985 and joined the Company at its inception (December 1986) as Vice President and General Counsel.

     Gary R. Phy became Vice President-Finance and principal accounting officer of San Antonio Coke in 1995. He continues to serve as Senior Vice President-Finance of Southwest Coke, a position he has held since October, 1990. Mr. Phy has over 25 years of experience in the soft drink and food service businesses. He held positions at Automated & Custom Food Services, Inc., a division of CCB Group from April 1988 to October 1990.

     R. A. Walker was elected to serve as a director of the Company in October 1996. Mr. Walker is a Managing Director for Prudential Capital Group in Dallas, Texas, a position he has held since 1990. Mr. Walker also serves on the Board of Directors of YPF/Maxus Energy and Seagull Energy.

     All executive officers are chosen by the Board of Directors and serve at the Board's discretion. The Board of Directors consists of three directors, all of whom serve one-year terms and hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company does not have any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, the shareholders are not required to file reports pursuant to
Section 16(a) thereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Company's Chief Executive Officer and its four other most highly compensated executive officers for services rendered during the last three fiscal years. All of the persons shown below except Mr. Summers are employees of CCB Group. Mr. Summers is an employee of San Antonio Coke. The compensation shown is that paid to those persons by their respective employers, unless otherwise noted.

                      SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                       ---------------------------------
                                         Annual Compensation                    Awards           Payouts
                                  ----------------------------------   -----------------------   -------
                                                             Other                  Securities
                                                             Annual    Restricted     Under-               All Other
                                                            Compen-      Stock        lying       LTIP      Compen-
                                                            sation      Award(s)     Options/    Payouts    sation
Name                        Year  Salary ($)  Bonus ($)      ($)          ($)        SARs(#)      ($)         ($)
----                        ----  ----------  ---------   ----------   ----------   ----------   -------   ---------
Edmund M. Hoffman(1)        1996   $800,000   $440,500                                                       $6,000
                            1995    775,008    390,500                                                        6,000
                            1994    750,000    340,500                                                        6,000

Robert K. Hoffman(1)        1996    800,000    421,500                                                        6,000
                            1995    775,008    371,500                                                        6,000
                            1994    750,000    321,500                                                        6,000

Charles F. Stephenson(1)    1996    357,500    200,000                                                        6,000
                            1995    325,000    190,000    213,223(2)                                          6,000
                            1994    292,500    120,000                                                        6,000

E. T. Summers, III          1996    348,076        ---                                                        3,750
                            1995    324,423     86,800                                                        3,750
                            1994    291,961     79,300                                                        3,750

Stephanie L. Ertel(1)       1996    260,000        ---                                                        6,000
                            1995    260,000        ---                                                        6,000
                            1994    229,583        ---                                                        6,000

(1) Salaries paid by CCB Group; the Company currently pays a management fee of $58,334 per month to CCB Group. See "Certain Relationships and Related Transactions."

(2)  Includes $206,623 as value of stock appreciation rights received in 1995.


Neither Mr. Torre nor Mr. Walker were compensated for service as a director and all other directors are also officers and receive the compensation shown above.

EMPLOYMENT AGREEMENT

     Edmund M. Hoffman and Robert K. Hoffman each entered into an employment agreement dated December 16, 1985 (each an "Employment Agreement") with CCB Group which provides for a monthly salary determined by the Board of Directors of CCB Group and for certain benefits upon death, retirement or disability. Each Employment Agreement provides that upon the employee's retirement (eligibility for retirement at age 65 for Edmund M. Hoffman and at age 55 for Robert K. Hoffman or at such other age as the Board of Directors may authorize), CCB Group will pay to the employee monthly benefits equal to 75% of his average monthly compensation during the 36 months prior to retirement (including bonuses) for the remainder of the employee's lifetime subject to certain conditions. If the employee dies within 120 months after the month of his retirement, payments in a like amount shall continue to be paid to the employee's designated beneficiary for the remainder of the 120-month period. Each Employment Agreement also provides that, if the employee's employment is terminated by death, CCB Group will pay for 120 months a monthly death benefit to the employee's beneficiary in an amount equal to 75% of the employee's average monthly compensation during the 36 months prior to death (including bonuses). If termination of the employee's employment is caused by the employee's disability, each Employment Agreement provides that CCB Group will pay a monthly disability benefit for as long as the employee remains disabled equal to 100% of his average monthly compensation during the 36 months prior to disability (including bonuses) less amounts received from certain other sources. Each Employment Agreement also provides that certain benefits will be paid to the employee's beneficiary if the employee dies while disabled. The benefits under each Employment Agreement are not assignable except by will or the laws of descent and distribution. In addition, each Employment Agreement automatically terminates upon the employee voluntarily terminating his employment before he has attained a specified age (age 65 for Edmund M. Hoffman and age 55 for Robert K. Hoffman). The benefits under each Employment Agreement will be funded out of CCB Group's cash flow.

     On August 20, 1994, Stephanie L. Ertel entered into an employment agreement with CCB Group, effective as of January 1, 1994, providing for her employment as Senior Vice President, Secretary and General Counsel of CCB Group through January 1, 1999. Pursuant to the employment agreement, Ms. Ertel is to be paid at the annual rate of $260,000 during the term of the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION OF THE COMPANY

     The Company's Board of Directors does not have a compensation committee. Edmund M. Hoffman, the Co-Chairman and Director of the Company, is the
Co-Chairman and Director of San Antonio Coke, CCB Group and of each of its subsidiaries. Robert K. Hoffman, the Co-Chairman and Director of the Company, is Co-Chairman and Director of CCB Group and San Antonio Coke, Southwest Coke and each of its subsidiaries.

EMPLOYEE BENEFIT PLANS OF THE COMPANY

     401(k) PLAN. Effective June 30, 1996, the Coca-Cola Bottling Company of the Southwest Security Plus Plan (the "Old 401(k) Plan") for employees of San Antonio Coke was merged into The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Thrift Plan, and the plan was renamed The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan (the "401(k) Plan"). At the same time, the administration of the 401(k) Plan was changed to daily valuation. Under the 401(k) Plan, each participant who is employed by San Antonio Coke can contribute from 1% to 15% of his compensation each year, and San Antonio Coke will contribute a matching amount equal to 100% of the participant's contribution, up to 4% of his compensation for each year.
Prior to July 1, 1996, San Antonio Coke had the option of contributing an amount equal to as much as 50% of the participant's contribution, up to 5% of his compensation for a particular year. A participant may withdraw his contribution from the 401(k) Plan Trust (defined below) provided that the request for withdrawal is based on a hardship which meets the requirement of the 401(k) Plan, or a participant may borrow from the 401(k) Plan Trust, within parameters established in the 401(k) Plan. Each participant's interest in the contributions made by San Antonio Coke to the 401(k) Plan vest at the rate of 20% per year for each year the participant is employed with San Antonio Coke. The matching contribution by San Antonio Coke in 1996 with respect to E.T. Summers, III was $3,750. The portion of San Antonio Coke's matching contribution which unconditionally vested during 1996 for Mr. Summers was 100%.

     All contributions paid by participants of the Company under the 401(k) Plan and the Old 401(k) Plan are held by Fleet Bank, N.A., the trustee of The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan Trust (the "401(k) Plan Trust"), pursuant to the terms of the 401(k) Plan.

     The 401(k) Plan is administered by an administrative committee appointed by the Board of Directors of CCB Group. (See "Employee Benefit Plans of CCB Group" below).

     RETIREMENT PLAN. Effective December 31, 1996, the Retirement Plan for Employees of Coca-Cola Bottling Company of the Southwest (the "Old Retirement Plan") was merged into The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Retirement Plan (the "Retirement Plan") (See "Employee Benefit Plans of CCB Group" below). Prior to December 31, 1996, employees of San Antonio Coke who were 21 years of age and had completed one year of service were participants in the Old Retirement Plan. The Old Retirement Plan was, and the Retirement Plan is, a qualified defined benefit plan. Subject to maximum provisions, the Retirement Plan bases pension benefits on a percentage of the employee's average annual compensation for the five highest consecutive calendar years of compensation out of the employee's last 10 years of credited service, multiplied by the employee's years of credited service. Benefits accrued to participants in the Old Retirement Plan were calculated as of December 31, 1996 by the actuaries for the Retirement Plan and incorporated into the Retirement Plan to provide for the plan merger. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996 will be determined by using the benefit formula of the Retirement Plan (which is 38% higher than the formula under the Old Retirement Plan) and counting years of service after December 31, 1996. This amount is added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. The Retirement Plan provides for a normal and late retirement pension, an early retirement pension and a disability retirement pension. Generally, a participant's benefit will vest upon completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1996, E.T. Summers, III had 24 years and David E. Green had 15 years of credited service under the Old Retirement Plan, which credited service is reflected in their frozen benefits in the Retirement Plan.

     The amount of the contribution with respect to any specific participant is not calculated separately by the actuaries for the Retirement Plan. There was no minimum required contribution to the Old Retirement Plan in 1996. Under the terms of the Old Retirement Plan, the amount of pension actually accrued under the pension formula was payable in the form of a life annuity unless an alternative payment form was elected with an actuarial adjustment. Benefits are accrued under the Retirement Plan on the same basis.

     The following table sets forth the annual retirement benefits payable under the Old Retirement Plan for retirement at age 65 based on an employee's assumed average annual compensation for the five-year period preceding retirement and assuming actual retirement in 1996. In no event may the estimated benefit exceed the maximum benefit limitation contained under
Section 415 of the Internal Revenue Code. Currently the maximum compensation allowable for calculation of benefits is $160,000 (on a single life, or qualified joint and survivor, basis) unless prior to January 1, 1983 a higher benefit had been accrued under prior law.

Assumed Average Annual Compensation                Years of Credited Service with the Company
For Five Highest Consecutive                    -----------------------------------------------
Years of Service in Last Ten                      15        20        25        30        35
Years of Credited Service(a)                     Years     Years     Years     Years     Years
----------------------------                    -------   -------   -------   -------   -------
$100,000.....................................   $16,268   $21,691   $27,114   $32,536   $32,536
$125,000.....................................    20,956    27,941    34,926    41,911    41,911
$150,000.....................................    25,643    34,191    42,739    51,286    51,286
$175,000.....................................    25,643    34,191    42,739    51,286    51,286
$200,000.....................................    25,643    34,191    42,739    51,286    51,286
$225,000.....................................    25,643    34,191    42,739    51,286    51,286
$250,000.....................................    25,643    34,191    42,739    51,286    51,286
$300,000.....................................    25,643    34,191    42,739    51,286    51,286
$400,000.....................................    25,643    34,191    42,739    51,286    51,286
$450,000.....................................    25,643    34,191    42,739    51,286    51,286
$500,000.....................................    25,643    34,191    42,739    51,286    51,286

(a) The maximum compensation allowed for calculation of benefits under IRC 401(a)(17) was $150,000 in 1996.

EMPLOYEE BENEFIT PLANS OF CCB GROUP

     EXECUTIVE SECURITY PLAN. CCB Group maintains an Executive Security Plan for The Coca-Cola Bottling Group (Southwest), Inc. (the "Plan") under which two of the executive officers of the Company are compensated and which is administered by the Board of Directors of CCB Group. The Plan provides specified benefits to a select group of management and highly compensated employees of CCB Group who have contributed materially to the growth, development and business success of CCB Group. There are presently seven participants in the Plan and participation is no longer being offered to additional employees.

     The Plan provides for death benefits for covered employees. The amount of such benefits and the manner in which the benefits will be distributed are set forth in the individual employee's Plan Agreement. The amount of death benefits under the Plan Agreements is 100% of covered compensation for the first year following death before age 65, then 50% of covered compensation until he would have been age 65 (nine years minimum). The covered compensation for Charles F. Stephenson, the Company's only executive officer who participates, is $200,000. In order to receive benefits under the Plan, the Plan must be in effect and the employee's employment with CCB Group must not have been terminated on or before the date of death. The estimated death benefit payable annually under the Plan is $100,000 for Charles F. Stephenson.

     Amounts payable under the Plan are to be paid exclusively from the general assets of CCB Group. Although CCB Group is not obligated to make investments to provide the means for the payment of benefits which become due under the Plan, CCB Group has purchased life insurance to fund the benefits provided.

     401(k) PLAN. CCB Group also maintains the 401(k) Plan for employees of CCB Group and the Company who have completed one year of service. Effective June 30, 1996, San Antonio Coke's Old 401(k) Plan merged into the 401(k) Plan. Prior to the merger, the 401(k) Plan was known as The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Thrift Plan. The 401(k) Plan is a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. CCB Group contributes to each participant's account maintained under the 401(k) Plan for an employee of CCB Group or its wholly-owned subsidiaries an amount equal to 100% of the participant's contribution under the 401(k) Plan up to 4% of his compensation for a particular year. The participant can contribute from 1% to 15% of compensation each year. In addition to CCB Group's matching contribution, the Board of Directors of CCB Group may provide for the contribution of additional amounts by CCB Group. The matching contributions by CCB Group during 1996 with respect to the individuals employed by CCB Group and named in the cash compensation table are as follows: Edmund M. Hoffman, $6,000; Robert K. Hoffman, $6,000; Stephanie L. Ertel, $6,000; and Charles F. Stephenson, $6,000. The portion of CCB Group's matching contribution which unconditionally vested during 1996 for each of the above-named individuals was 100% of their contribution. No amounts were distributed from the 401(k) Plan during 1996 to any of the Company's executive officers, except for Edmund M. Hoffman, who received $21,044 in benefits.

     All contributions paid by participants or CCB Group under the 401(k) Plan are held and invested by Fleet Bank, N.A., the trustee of the 401(k) Plan Trust. At the time of the merger with the Old 401(k) Plan, the administration of the 401(k) Plan was changed to daily valuation.

     The 401(k) Plan is administered by an administrative committee appointed by the Board of Directors of CCB Group. A participant may withdraw from the 401(k) Plan Trust all of the participant's after-tax contributions (made prior to January 1, 1989) and any earnings thereon. For extreme hardships, the participant may also withdraw pre-tax contributions made after December 31, 1988. Participants may also borrow from the 401(k) Plan Trust within the parameters set by the 401(k) Plan. Each participant's interest in contributions made by CCB Group to the 401(k) Plan vests 20% per year for each year the participant is employed with CCB Group or an affiliate of CCB Group.

     RETIREMENT PLAN. CCB Group maintains the Retirement Plan for employees of CCB Group and the Company who are at least 21 years of age and have completed at least one year of service. The Retirement Plan is a qualified defined benefit plan and, subject to certain maximum limitations, bases pension benefits on a percentage of the employee's average annual compensation for the five highest consecutive calendar years of compensation out of the employee's last ten years of credited service, multiplied by the employee's years of credited service. The Retirement Plan provides for a normal and late retirement pension, an early retirement pension and a disability retirement pension. Generally, a participant's benefit will vest upon his or her completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1996, Edmund M. Hoffman, Robert K. Hoffman, Charles F. Stephenson and Stephanie L. Ertel had 27, 21, 11 and 12 years of credited service, respectively. The amount of the contribution with respect to a specific participant is not calculated separately by the actuaries for the Retirement Plan. The 1996 minimum required contribution to the Plan, as calculated by the Plan's actuaries, was equal to approximately 1.9% of the compensation of the covered group of participants. The term "compensation" includes the total cash remuneration paid by CCB Group or an affiliate to an employee for a calendar year as reported on the employee's Federal income tax withholding statement excluding, however, deferred compensation, stock options and other distributions which receive special Federal income tax treatment. The amount of pension actually accrued under the pension formula is payable in the form of a life annuity unless an alternative payment form is elected with an actuarial adjustment. Effective December 31, 1996, San Antonio Coke's Old Retirement Plan merged into the Retirement Plan.

     The following table sets forth the annual retirement benefits payable under the Retirement Plan at age 65 based on an employee's assumed average annual compensation for the five-year period preceding retirement and assuming actual retirement in 1996. In no event may the estimated benefit exceed the maximum benefit limitation contained under Section 415 of the
Internal Revenue Code.   Currently the maximum compensation allowed for
calculation of benefits is $160,000 (on a single life, or qualified joint and survivor, basis) unless prior to January 1, 1983 a higher benefit had been accrued under prior law.

Assumed Average Annual Compensation                Years of Credited Service with the Company
For Five Highest Consecutive                    -----------------------------------------------
Years of Service in Last Ten                      15        20        25        30        35
Years of Credited Service(a)                     Years     Years     Years     Years     Years
----------------------------                    -------   -------   -------   -------   -------
$100,000.....................................   $20,561   $27,415   $34,269   $41,123   $47,976
$125,000.....................................    26,374    35,165    43,956    52,748    61,539
$150,000.....................................    32,186    42,915    53,644    64,373    75,101
$175,000.....................................    32,186    42,915    53,644    64,373    75,101
$200,000.....................................    32,186    42,915    53,644    64,373    75,101
$225,000.....................................    32,186    42,915    53,644    64,373    75,101
$250,000.....................................    32,186    42,915    53,644    64,373    75,101
$300,000.....................................    32,186    42,915    53,644    64,373    75,101
$400,000.....................................    32,186    42,915    53,644    64,373    75,101
$450,000.....................................    32,186    42,915    53,644    64,373    75,101
$500,000.....................................    32,186    42,915    53,644    64,373    75,101

(a) The maximum compensation allowed for calculation of benefits under IRC 401(a)(17) was $150,000 in 1996.

STOCK OPTION PLANS

     THE COMPANY'S STOCK OPTION PLAN. The Company's Non-Statutory Stock Option/Stock Appreciation Rights Plan, effective January 1, 1988 (the "Company's Stock Option Plan"), provides for the granting of nonqualified stock options and stock appreciation rights to officers and certain key employees of the Company and San Antonio Coke. The Company's Stock Option Plan provides that options for 51,474 shares of the Company's Class A Common Stock may be granted prior to termination of the Company's Stock Option Plan in 1998. Options awarded under the Company's Stock Option Plan have been granted at option prices which equated to the fair market value (based on contemporary sales of the Company's Common Stock) of the underlying Class A Common Stock at the time of grant, and became exercisable on June 30, 1993. The options were granted in tandem with Stock Appreciation Rights (SARs) (equal to the excess of the fair market value per share over the option price under the stock option agreement) which the Company will pay in cash when the optionee exercises the stock option.

     In 1989, the Company granted SARs for 20,000 shares of its Class A Common Stock at an option price of $40.90 per share pursuant to a Non-Statutory Stock Option Agreement with E.T. Summers, III, President of San Antonio Coke. The number of option shares actually exercisable on the exercise date is determined by a formula set forth in the Non-Statutory Stock Option Agreement, which measures the extent to which the Company achieved certain cash flow goals in each year of operation from 1988 through 1992. Based on the Company's cash flow from 1988 through 1992, Mr. Summers became eligible on June 30, 1993 to exercise his option to receive SARs equal to the fair market value of 11,160 shares of the Company's Class A Common Stock less $40.90 per share. Mr. Summers's eligibility to exercise his stock options is also subject to the approval of Prudential, as required by the Stockholders' Agreement dated March 31, 1987, entered into by Prudential, its affiliate, the Company and CCB Group.

     The Company's Stock Option Plan provides that the fair market value of the Class A Common Stock of the Company for purposes of determining the value of the optioned stock and related SARs shall be based on sales of the Class A Common Stock or the Class B Common Stock within six months period to such determination, or, if no such sales of stock of the Company have occurred, the fair market value will be determined by a formula in which the market price of publicly held Coca-Cola bottlers and the purchase price of privately held Coca-Cola bottlers sold within the prior 12 month period are converted to cash flow multiples, and assigned weights of 0.3 and 0.7, respectively.

     PARENT STOCK OPTION PLAN. Parent's Non-Statutory Stock Option/Stock Appreciation Rights Plan, effective January 1, 1987 (the "Parent Stock Option Plan"), provides for the granting of nonqualified stock options and stock appreciation rights to officers and certain key employees of CCB Group and its subsidiaries. The Parent Stock

Option Plan provides that options for 6,314 shares of Parent's Class B Common Stock may be granted prior to the plan's termination in 1997. Options awarded under the Parent Stock Option Plan have been granted at option prices which equated to the fair market value (based on contemporary sales of Parent Common Stock) of the underlying Class B Common Stock at the time of grant. The options were granted in tandem with Stock Appreciation Rights (SARs) (equal to the excess of the fair market value per share over the option price under the stock option agreement) which Parent has the discretion to pay in Class B Common Stock or cash in lieu of issuing Class B Common Stock when the optionee exercises the stock option.

     Under the remaining Non-statutory Stock Option Agreements, Ms. Ertel was eligible, on December 31, 1996, to exercise options to purchase 210.82 shares of Parent Class B Common Stock based on Parent's cash flow in 1993.

     OPTION/SAR GRANTS, EXERCISES AND HOLDINGS. The following table provides information with respect to the named executive officers, concerning the exercise of options and/or SARs during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year. Since no sales of the Company's or Parent's stock occurred in the last six months of 1996, the fair market value of one share of the Class A Common Stock of the Company or of one share of the Class B Common Stock of Parent have been determined by using the cash flow factor of 9.3 established by the Stock Option Committee for each respective Stock Option Plan based on sales of stock of Coca-Cola bottling businesses in 1996. Utilizing a formula in which the cash flow of the Company is multiplied by 9.3, and the product is reduced by the Company's total long-term debt, and divided by the total outstanding shares of Class A Common Stock of the Company assuming conversion of all outstanding Class B Common Stock, the fair market value of one share of the Class A Common Stock of the Company, for purposes of valuing the options, was $219.70 at December 31, 1996. Applying a similar formula to determine the fair market value of the Class B Common Stock of Parent results in a value per share for purposes of valuing the options at December 31, 1996 of $3,110.

     No options or SARs were granted during 1996 under the Stock Option Plans of Parent or the Company or otherwise.

        AGGREGATED OPTION/SAR EXERCISES OF PARENT IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                                                      Value of
                                                                                     Unexercised
                                                        Number of Unexercised   In-the-Money Options
                             Number of                   Options and SARs at         and SARs at
                               Shares                    Fiscal Year-End (#)     Fiscal Year-End ($)
                             Acquired on     Value          Exercisable/             Exercisable/
Name                         Exercise #    Realized ($)    Unexercisable            Unexercisable
----                         -----------   ------------ ---------------------   --------------------
Stephanie L. Ertel(2)             0            0            210.82/0                  $471,183/0
E. T. Summers III(3)              0            0            11,160/0                $1,995,408/0

-------------------------

(1) Includes information with regard to exercises of options issued by the Company and Parent.

(2)  Options to purchase shares of Class B Common Stock of Parent.

(3)  Options for SARs based on shares of Class A Common Stock of the Company.

LONG TERM INCENTIVE PLANS

     MANAGEMENT INCENTIVE PLAN OF SAN ANTONIO COKE. On April 29, 1994, the Board of Directors of San Antonio Coke adopted, effective as of January 1, 1994, the Management Incentive Plan of San Antonio Coke (the "San Antonio Coke Management Incentive Plan"). The Board of Directors of San Antonio Coke administers the San Antonio Coke Management Incentive Plan and chooses key managers of San Antonio Coke to participate. Under the terms of the San Antonio Coke Management Incentive Plan, eligible participants will receive a cash bonus on February 1, 1999 based upon the cash flow of San Antonio Coke
(a) for each fiscal year from 1994 through 1998 compared to a cash flow target for each year and (b) for the aggregate cash flow of those years compared to a cash flow target. The cash flow targets may be adjusted by the Board of Directors of San Antonio Coke. To qualify to receive a cash bonus under the San Antonio Coke Management Incentive Plan, a participant must be actively employed by San Antonio Coke in a key management position continuously throughout the period from the date of participation through February 1, 1999 (with certain exceptions upon death or disability of the participant or change of control of the Company).

     MANAGEMENT INCENTIVE PLAN OF CCB GROUP. On June 22, 1994, the Board of Directors of CCB Group adopted, effective as of January 1, 1994, the Management Incentive Plan of CCB Group (the "CCB Group Management Incentive Plan"). The Board of Directors of CCB Group administers the CCB Group Management Incentive Plan and chooses key managers of CCB Group and of its subsidiaries to participate. Under the terms of the CCB Group Management Incentive Plan, eligible participants will receive a cash bonus on February 1, 1999 based upon the cash flow of CCB Group or the relevant subsidiary (a) for each fiscal year from 1994 through 1998 compared to a cash flow target for each year and (b) for the aggregate cash flow of those years compared to a cash flow target. The cash flow targets may be adjusted by the Board of Directors of CCB Group. To qualify to receive a cash bonus under the CCB Group Management Incentive Plan, a participant must be actively employed by CCB Group or one of its subsidiaries in a key management position continuously throughout the period from the date of participation through February 1, 1999 (with certain exceptions upon death or disability of the participant or change of control of CCB Group).

     One of the named executive officers of the Company participates in the San Antonio Coke Management Incentive Plan and two of the named executive officers of the Company participate in the CCB Group Management Incentive Plan. The following table sets forth certain information about the long term incentive awards that may be awarded to these officers pursuant to the San Antonio Coke Management Incentive Plan and the CCB Group Management Incentive Plan.

           LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                         Performance           Estimated Future Payouts
                           Number of       or Other       Under Non-Stock Price-Based Plans
                         Shares, Units    Period Until    ---------------------------------
                            or Other     Maturation or    Threshold     Target     Maximum
Name                       Rights (#)        Payout           ($)         ($)         ($)
----                     -------------   -------------    ----------    ------     -------
Charles F. Stephenson (1)               01/01/94-12/31/98   200,000   1,000,000   1,000,000
E. T. Summers III (2)                   01/01/94-12/31/98   100,000     500,000     500,000
E. T. Summers III (3)                   01/01/94-12/31/98    50,000     250,000     250,000

(1) Mr. Stephenson's cash bonus is based upon the achievement of certain cash flow targets for Southwest Coke and the Company in each fiscal year from 1994 through 1998 and on achievement of an aggregate cash flow target for Southwest Coke and the Company for the years 1994 through 1998. Under his Management Incentive Agreement, on February 1, 1999 Mr. Stephenson is eligible to receive $100,000 for each year in which actual cash flow is equal to or greater than the cash flow target, $70,000 for each year in which actual cash flow is at least 99% but less than 100% of the cash flow target, $40,000 for each year in which the actual cash flow is at least 98% but less than 99% of the cash flow target and nothing for each year in which actual cash flow is less than 98% of the cash flow target. In addition, on February 1, 1999 Mr. Stephenson is eligible to receive $500,000 if the actual cumulative total cash flow for the years 1994 through 1998 is equal to or greater than the cumulative total cash flow target and nothing if the aggregate actual cash flow for the years 1994 through 1998 is less than the cumulative total cash flow target.

(2) Mr. Summers's cash bonus from San Antonio Coke is based upon the achievement of certain cash flow targets for San Antonio Coke in each fiscal year from 1994 through 1998 and on achievement of an aggregate cash flow target for San Antonio Coke for the years 1994 through 1998. Under his Management Incentive Agreement with San Antonio Coke, on February 1, 1999 Mr. Summers is eligible to receive $50,000 for each year in which actual cash flow is equal to or greater than the cash flow target, $35,000 for each year in which actual cash flow is at least 99% but less than 100% of the cash flow target, $20,000 for each year in which the actual cash flow is at least 98% but less than 99% of the cash flow target and nothing for each year in which actual cash flow is less than 98% of the cash flow target. In addition, on February 1, 1999 Mr. Summers is eligible to receive $250,000 if the actual cumulative total cash flow for the years 1994 through 1998 is equal to or greater than the cumulative total cash flow target and nothing if the aggregate actual cash flow for the years 1994 through 1998 is less than the cumulative total cash flow target.

(3) Mr. Summers's cash bonus from CCB Group is based upon the achievement of certain cash flow targets by Southwest Coke and the Company in each fiscal year from 1994 through 1998 and on achievement of an aggregate cash flow target for Southwest Coke and the Company in the years 1994 through 1998. Under his Management Incentive Agreement with CCB Group, on February 1, 1999 Mr. Summers is eligible to receive $25,000 for each year in which actual cash flow is equal to or greater than the cash flow target, $17,500 for each year in which actual cash flow is at least 99% but less than 100% of the cash flow target, $10,000 for each year in which the actual cash flow is at least 98% but less than 99% of the actual cash flow target and nothing for each year in which actual cash flow is less than 98% of the cash flow target. In addition, on February 1, 1999 Mr. Summers is eligible to receive $125,000 if the actual cumulative total cash flow for the years 1994 through 1998 is equal to or greater than the cumulative total cash flow target and nothing if the aggregate actual cash flow for the years 1994 through 1998 is less than the cumulative total cash flow target.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Class A and Class B Common Stock, as of March 1, 1997, by each person known by the Company to own beneficially more than 5% of such stock as of March 1, 1997 and by each director of the Company and all officers and directors of the Company as a group. The Company believes that each of such shareholders has the sole voting and dispositive power over the shares it holds except as otherwise indicated.

                                                                                                    Class A Common
                                                                                                     Stock After
                                                          Class A                Class B         Conversion of Class B
                                                        Common Stock           Common Stock         Common Stock (1)
                                                   ---------------------  ---------------------  ---------------------
                                                    Number    Percentage   Number    Percentage   Number    Percentage
       Name and Address                            of Shares   of Class   of Shares   of Class   of Shares   of Class
       ----------------                            ---------  ----------  ---------  ----------  ---------  ----------
The Coca-Cola Bottling Group (Southwest), Inc.....  541,916     100.0%          --        --      541,916     49.25%
   1999 Bryan Street
   Suite 3300
   Dallas, Texas  75201
The Prudential Insurance Company of America(2)....       --        --      226,277     99.08%     553,247     50.28%
   4 Gateway Center
   Newark, New Jersey  07102-4069
Officers and directors of the Company
  as a group (9 persons)..........................       --        --           --        --           --        --

___________________

(1) Assumes that all outstanding shares of Class B Common Stock have been converted at a conversion rate of 2.445 shares of Class A Common Stock per share of Class B Common Stock.

(2) Consists of 225,427 and 850 shares of Class B Common Stock owned by Prudential and Pruco respectively. Upon conversion, Prudential and Pruco will own 551,169 and 2,078 shares of Class A Common Stock, respectively.

   Holders of the Class A Common Stock of the Company are entitled to one vote per share on all matters submitted to shareholders for approval, including the election of directors. Holders of the Class B Common Stock of the Company are not entitled to vote, subject to certain exceptions, upon the election of directors of the Company or upon any other matter submitted to shareholders unless otherwise required by law. However, each share of the Class B Common Stock of the Company is convertible at any time into 2.445 shares of its Class A Common Stock. Accordingly, if Prudential and Pruco converted all of the shares of Class B Common Stock of the Company owned by them, Prudential and Pruco would be able to elect all of the directors of the Company and to approve all other matters submitted to a vote of the Company shareholders without the concurrence of any other of the Company shareholders, including CCB Group.

   Pursuant to a Stockholders Agreement dated March 31, 1987, between the Company, CCB Group, Prudential and Pruco (the "Stockholders Agreement"), CCB Group has agreed to remain the holder of at least 122,250 shares of Class A Common Stock of the Company as long as Prudential and Pruco hold shares of Common Stock of the Company representing or convertible into at least 244,500 shares of Class A Common Stock, or until more than 20% of the Class A Common Stock of the Company (assuming conversion of all Class B Common Stock) has been sold in a public offering. In addition, each of CCB Group and Prudential has agreed not to sell its shares of Common Stock of the Company in a private transaction unless it offers the other party the right to participate in the sale on a proportionate basis.

   CCB Group is a wholly-owned subsidiary of Parent and, accordingly, the owners of the capital stock of Parent are the ultimate beneficial owners of the Class A Common Stock of the Company that CCB Group holds. The following table sets forth certain information concerning the beneficial ownership of Parent's Class A Common Stock, the only class of outstanding voting securities of Parent, as of March 1, 1997, by each person known by the

Company to own beneficially more than 5% of the outstanding Class A Common Stock of Parent, as of March 1, 1997, and by each director of the Company and all officers and directors of the Company as a group. The Company believes that each of such shareholders has the sole voting and dispositive power over the shares it holds except as otherwise indicated.

                                                                  Class A
                                                             Common Stock After
                                                               Conversion of
                                              Class A             Class B
                                           Common Stock         Common Stock
                                    -------------------------    ----------
                                    Number of      Percentage    Percentage
     Name and Address                Shares         of Class      of Class
     ----------------               ---------      ----------    ----------
Edmund M. Hoffman................   15,158 (1)       19.89%        15.76%
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

Robert K. Hoffman................   59,842 (2)       78.53         62.23
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

Richard E. Hoffman...............   36,142 (2)       47.43         37.58
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

The Prudential Insurance Company
 of America......................   14,285 (3)          --         14.85
4 Gateway Center
Newark, New Jersey  07102-4069

All officers and directors of
 the Company as a group
 (9 persons)..................... 75,210.8 (4)       98.43         78.00

_____________

(1) Includes 7,579 shares owned by Adelyn J. Hoffman, wife of Edmund M. Hoffman, and excludes 36,142 shares owned by three trusts of which Edmund
     M. Hoffman and/or his spouse are beneficiaries but over which they do not exercise any voting and investment power.

(2) Includes 36,142 shares owned by three trusts of which Robert K. Hoffman and Richard E. Hoffman are co-trustees and for which each acting alone may exercise voting and investment power.

(3) Consists of shares issuable upon conversion of Class B Common Stock, 428 of which are owned by Pruco Life Insurance Company, an affiliate of The Prudential Insurance Company of America.

(4) Includes 210.8 shares issuable upon conversion of 210.8 shares of Class B Common Stock issuable upon exercise of stock options held by Stephanie L. Ertel.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a Renewed and Extended Management Agreement with CCB Group, which was amended effective as of January 1, 1994, whereby CCB Group provides the advice and consultation of executive and technical personnel of CCB Group and their assistants to the management of the Company. In consideration therefor, the Company pays CCB Group a management fee of $58,334 per month, which may be increased by agreement of the parties at any time, subject to approval by a majority of the holders of the Class B Common Stock of the Company, and to certain restrictions in the agreement pursuant to which the Senior Notes were issued.

     San Antonio Coke and Southwest Coke each supplement the other's production capacity on an as-needed basis. Pursuant to written agreement, franchisors of Southwest Coke and San Antonio Coke permit finished franchise product produced by San Antonio Coke to be distributed in the franchise territory of Southwest Coke and vice versa. Cross-production occurs primarily in Bag-in-Box fountain product, lower volume flavor products and 20 ounce non-returnable bottles. Such products are purchased on mutually beneficial and reciprocal terms. Pursuant to these arrangements, in 1996 Southwest Coke purchased approximately $14.9 million of products from San Antonio Coke and San Antonio Coke purchased approximately $12.7 million of products from Southwest Coke.

     Charles F. Stephenson, Treasurer of the Company, served as a director and Chairman of the Board of Bottler Systems, Inc., a computer software firm that is owned and operated by certain bottlers of Coca-Cola, until October 1993. Gary R. Phy, Vice President-Finance of San Antonio Coke and Senior Vice President-Finance of Southwest Coke, has served as a director since October 1993. Southwest Coke and San Antonio Coke purchase software from Bottler Systems, Inc. In 1996, such purchases totaled $0.1 million and $0.2 million, respectively.

     E.T. Summers, III, President of San Antonio Coke, is a director of Western Container, a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which Southwest Coke and San Antonio Coke are members. Southwest Coke and San Antonio Coke purchase bottles from Western Container. In 1996, such purchases totalled approximately $8.1 million for Southwest Coke and $12.7 million for San Antonio Coke. During 1993, San Antonio Coke entered into a five-year agreement with Western Container. Beginning with the third calendar quarter of 1994, the agreement requires San Antonio Coke to pay a maximum amount per calendar quarter of $232,704 reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period will be refunded. Applicable purchases from Western Container in 1996 by San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under each respective contract. See "Business -- Raw Materials."

     In June 1995, CCB Group loaned $100,000 to Charles F. Stephenson, the Treasurer and Chief Financial Officer of the Company and Treasurer of San Antonio Coke. The loan bears interest at 8% per annum and is due on the earlier of February 1, 1999 or the 30th day after his last day of employment as a manager of CCB Group or one of its subsidiaries.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements

     The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

               Financial Statements

               Report of Independent Public Accountants.

               Consolidated Balance Sheets as of December 31, 1995 and 1996.

               Consolidated Statements of Income.

               Consolidated Statements of Stockholders' Equity.

               Consolidated Statements of Cash Flows.

               Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 21, 1996 reporting the June 10, 1996 decision of the Fifth Circuit Court of Appeals vacating and remanding the prior decision of the Federal Trade Commission against San Antonio Coke.

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 2, 1996 reporting certain transfers of shares of Parent stock, effective December 1, 1996.

     (c)  Exhibits

          2.1 Amendment and Plan of Merger, dated July 21, 1995, by and between the Company and Texas Bottling Group, Inc., a Nevada corporation.(1)

          3.1  Articles of Incorporation of the Company.(1)

          3.2  Bylaws of the Company.

          4.1 Form of Indenture, dated as of November 15, 1993, between Company and Chemical Bank, N.A. with respect to the 9% Senior Subordinated Notes Due 2003.(2)

-------------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-69276) filed on November 5, 1993.

          4.2 Form of Specimen Certificate for 9% Senior Subordinated Notes Due 2003 (included as Exhibit A to the Indenture in Exhibit 4.1).(2)

          4.3 Supplemental Indenture, dated July 31, 1995, between the Company and Chemical Bank, N.A., as Trustee.(1)

         10.1 $15,000,000 Revolving Credit Agreement, dated as of March 31, 1989, between the Company and First Bank National Association ("First Bank").(2)

         10.2 Amendment No. 1, dated as of March 31, 1990, to the Revolving Credit Agreement, dated as of March 31, 1989, between the Company and First Bank.(2)

         10.3 Amendment No. 2, dated as of January 1, 1992, to the Revolving Credit Agreement, dated as of March 31, 1989, between the Company and First Bank.(2)

         10.4 Amendment No. 3, dated as of June 30, 1993, to the Revolving Credit Agreement, dated as of March 31, 1989, between the Company and First Bank.(2)

         10.5 Amendment No. 4, dated as of November 8, 1993, to the Revolving Credit Agreement, dated as of March 31, 1989, between the Company and First Bank.(2)

         10.6 Pledge Agreement, dated as of March 31, 1989, between the Company and The Connecticut Bank and Trust Company, N.A., Security Trustee.(2)

         10.7 Amendment to Pledge Agreement, dated as of October 15, 1993, between the Company and State Street Bank and Trust Company, as Trustee, dated as of March 31, 1989.(2)

         10.8 Franchise Agreement, dated as of August 23, 1932, between American Bottling Company and The Coca-Cola Company.(2)

         10.9 Franchise Agreement, dated as of December 13, 1931, between San Antonio Coca-Cola Bottling Company and The Coca-Cola Company.(2)

        10.10 Form of Amendments to Franchise Agreement between the subsidiary of the Company and The Coca-Cola Company.(2)

        10.11 Form of Agreement comprising Franchise Agreement between Coca-Cola Bottling Company of the Southwest and the Dr Pepper Company.(2)

        10.12 Amended and Restated Executive Security Plan for The Coca-Cola Bottling Group (Southwest), Inc.(2)

        10.13 The Company's Non-Statutory Stock Option/Stock Appreciation Rights Plan.(2)

        10.14 The Coca-Cola Bottling Group (Southwest), Inc. Non-Statutory Stock Option/Stock Appreciation Rights Plan.(2)

        10.15 Stockholders Agreement, dated as of March 31, 1987, among the Company, The Coca-Cola Bottling Group (Southwest), Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company.(2)

        10.16 Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest), Inc. and Edmund M. Hoffman.(2)

        10.17 Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest), Inc. and Robert K. Hoffman.(2)

        10.18 Amendment No. 1, dated as of September 9, 1993, to the Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest), Inc. and Robert K. Hoffman.(2)

        10.19 Renewed and Extended Management Agreement with The Coca-Cola Bottling Group (Southwest), Inc., dated as of December 1, 1991, between The Coca-Cola Bottling Group (Southwest), Inc. and the Company.(2)

       10.20 Amendment to Renewed and Extended Management with The Coca-Cola Bottling Group (Southwest), Inc., dated as of April 14, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and the Company.(3)

       10.21 Management Incentive Plan of The Coca-Cola Bottling Group (Southwest), Inc., adopted June 22, 1994, effective as of January 1, 1994.(4)

       10.22 Management Incentive Plan of Coca-Cola Bottling Company of the Southwest, adopted April 29, 1994, effective as of January 1, 1994.(4)

       10.23 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.(4)

       10.24 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.(4)

       10.25 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and E.T. Summers, III.(5)

-------------------
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

       10.26 Employment Agreement, executed August 10, 1994, and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and Stephanie L. Ertel.(5)

       10.27 Assumption Agreement, dated July 31, 1995, by and between the Company and Chemical Bank, N.A., as Trustee.(1)

       10.28 Loan Agreement ($115,000,000 Term Loan Facility and $25,000,000 Revolving Loan Facility) (the "Loan Agreement"), dated as of April 4, 1995, among the Company, Texas Commerce Bank National Association ("TCB"), as Agent and a Lender, First Bank, as Agent and a Lender, and the other financial institutions now or hereafter parties to the Loan Agreement.(6)

       10.29 Interest Rate Agreement, dated as of April 4, 1995, among the Company, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

       10.30 Notice of Entire Agreement, dated as of April 4, 1995, executed by the Company, San Antonio Coke and TCB, as Agent.(6)

       10.31 Security Agreement, dated as of April 4, 1995, among the Company, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the Loan Agreement.(6)

       10.32 Form of Term Note issued by the Company pursuant to the Loan Agreement.(6)

       10.33 Form of Revolving Note issued by the Company pursuant to the Loan Agreement.(6)

       10.34 Contribution Agreement, dated as of April 4, 1995, executed by the Company and San Antonio Coke.(6)

       21.1    Subsidiaries of the Company.(2)


















-------------------
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Texas Bottling Group, Inc.
                                           (Registrant)


                                           By:   /s/  CHARLES F. STEPHENSON
                                               -------------------------------
                                              Charles F. Stephenson,
                                              Vice President, Treasurer and
                                              Chief Financial Officer

                                           Date:  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                    Date
---------                              -----                    ----


/s/  EDMUND M. HOFFMAN         Co-Chairman and Director         March 14, 1997
----------------------------   (Principal Executive Officer)
Edmund M. Hoffman


/s/  ROBERT K. HOFFMAN         Co-Chairman and Director         March 14, 1997
----------------------------
Robert K. Hoffman


/s/  CHARLES F. STEPHENSON     Vice President, Treasurer and    March 14, 1997
----------------------------   Chief Financial Officer
Charles F. Stephenson          (Principal Financial Officer
                               and Principal Accounting Officer)


/s/  R.A. WALKER               Director                         March 14, 1997
----------------------------
R.A. Walker

                  INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----

Report of Independent Public Accountants . . . . . . . . . . . . F-2
Consolidated Balance Sheets as of
   December 31, 1995 and 1996. . . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Income. . . . . . . . . . . . . . . . F-5
Consolidated Statements of Stockholders' Equity. . . . . . . . . F-6
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Texas Bottling Group, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Bottling Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Bottling Group, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP



Dallas, Texas,
March 7, 1997

                 TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996
                   (Amounts in Thousands, Except Share Data)

                        ASSETS                                     1995        1996
                                                                 --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  5,864    $    636
  Receivables-
    Trade accounts, net of allowance for doubtful
     accounts of $515 and $544 in 1995 and 1996                    18,883      21,349
    Other                                                           3,810       3,280
                                                                 --------    --------

          Total receivables, net                                   22,693      24,629

  Inventories                                                       7,346       9,327
  Prepaid expenses and other                                          641       1,498
  Deferred tax asset                                                3,041       9,645
                                                                 --------    --------

          Total current assets                                     39,585      45,735
                                                                 --------    --------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                              4,869       4,866
  Buildings and improvements                                       20,504      20,819
  Machinery and equipment                                          15,566      16,393
  Vehicles                                                         15,187      16,662
  Vending equipment                                                23,468      27,215
  Furniture and fixtures                                            3,616       5,500
                                                                 --------    --------

                                                                   83,210      91,455

  Less- Accumulated depreciation and amortization                 (44,896)    (50,312)
                                                                 --------    --------

          Property, plant, and equipment, net                      38,314      41,143
                                                                 --------    --------

OTHER ASSETS:
  Franchise rights, net of accumulated amortization
    of $32,496 and $36,140 in 1995 and 1996                       113,005     109,362
  Goodwill, net of accumulated amortization of $15,728 and
    and $17,455 in 1995 and 1996                                   53,403      51,676
                                                                 --------    --------
          Franchise rights and goodwill                           166,408     161,038
  Deferred financing costs and other assets, net of accumulated
    amortization of $1,663 and $2,335 in 1995 and 1996              5,480       7,852
  Deferred tax asset                                                9,759         355
                                                                 --------    --------

          Total other assets                                      181,647     169,245
                                                                 --------    --------

          Total assets                                           $259,546    $256,123
                                                                 --------    --------
                                                                 --------    --------

                      The accompanying notes are an integral part of
                             these consolidated balance sheets.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996
                  (Amounts in Thousands, Except Share Data)

    LIABILITIES AND STOCKHOLDERS' EQUITY                           1995        1996
                                                                 --------    --------
CURRENT LIABILITIES:
  Accounts payable                                               $ 16,308    $ 15,276
  Accrued payroll                                                   1,385         793
  Accrued insurance                                                 3,746       3,342
  Accrued interest                                                  3,065       1,364
  Contribution to employees' benefit plans                          1,810       2,158
  Current maturities of long-term debt                             12,000      16,500
                                                                 --------    --------

    Total current liabilities                                      38,314      39,433
                                                                 --------    --------

LONG-TERM DEBT, net of current maturities                         215,500     203,000

OTHER LIABILITIES                                                   2,922       3,864

POSTRETIREMENT BENEFIT OBLIGATION                                   6,033       6,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock Class A, $2 par value; 1,100,249 shares
   authorized; 541,917 issued and outstanding as of
   December 31, 1995 and 1996                                       1,084       1,084
  Common stock Class B, $2 par value; 228,357 shares
   authorized, issued and outstanding (convertible to
   558,332 shares of Class A) as of December 31, 1995 and 1996        457         457
  Additional paid-in capital                                       43,459      43,459
  Retained deficit                                                (48,223)    (41,331)
                                                                 --------    --------

    Total stockholders' equity                                     (3,223)      3,669
                                                                 --------    --------

    Total liabilities and stockholders' equity                   $259,546    $256,123
                                                                 --------    --------
                                                                 --------    --------



  The accompanying notes are an integral part of these consolidated balance sheets.


                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                            (Amounts in Thousands)

                                                      1994       1995       1996
                                                    --------   --------   --------
NET REVENUES                                        $206,987   $215,095   $220,796

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of depreciation
   shown below)                                      106,206    117,233    119,336
  Selling, general and administrative                 54,446     50,154     52,359
  Depreciation and amortization                       10,684     11,548     12,816
                                                    --------   --------   --------

    Operating income                                  35,651     36,160     36,285

INTEREST:
  Interest on debt                                   (23,716)   (20,250)   (18,006)
  Interest rate swap                                  (7,829)       -          -
  Deferred financing cost                               (602)      (584)      (572)
  Interest income                                         77        372        208
                                                    --------   --------   --------

                                                     (32,070)   (20,462)   (18,370)

OTHER INCOME, net                                        113        185        348
                                                    --------   --------   --------

    Income before taxes and extraordinary item         3,694     15,883     18,263

INCOME TAX BENEFIT (PROVISION)                           -       12,675     (2,971)
                                                    --------   --------   --------

    Income before extraordinary item                   3,694     28,558     15,292

EXTRAORDINARY ITEM, net of income tax
 benefit of $39 in 1995                                  -          (72)       -
                                                    --------   --------   --------

    Net income                                      $  3,694   $ 28,486   $ 15,292
                                                    --------   --------   --------
                                                    --------   --------   --------

   The accompanying notes are an integral part of these consolidated statements.


                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                           (Amounts in Thousands)



                                                 Additional
                                 Common Stock      Paid-In     Retained
                              Class A   Class B    Capital      Deficit
                              -------   -------  ----------    --------

BALANCE, December 31, 1993   $  1,084    $ 457     $43,459     $(72,580)

    Net income                  -         -          -            3,694
                             --------    -----     -------     --------
BALANCE, December 31, 1994      1,084      457      43,459      (68,886)

    Net income                  -         -          -           28,486

    Dividends paid              -         -          -           (7,823)
                             --------    -----     -------     --------
BALANCE, December 31, 1995      1,084      457      43,459      (48,223)

    Net income                  -         -          -           15,292

    Dividends paid              -         -          -           (8,400)
                             --------    -----     -------     --------
BALANCE, December 31, 1996   $  1,084    $ 457     $43,459     $(41,331)
                             --------    -----     -------     --------
                             --------    -----     -------     --------

The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                            (Amounts in Thousands)

                                                             1994       1995       1996
                                                           -------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 3,694   $  28,486   $ 15,292
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Extraordinary item                                      -            111       -
      Depreciation and amortization                         10,684      11,548     12,816
      Provision for bad debts                                  240         240        240
      Deferred tax (benefit) provision                        -        (12,800)     2,800
      Amortization of deferred financing costs                 602         584        572
      Deferred compensation                                  1,061         846      1,193
      Change in assets and liabilities, excluding effects
        of extraordinary item:
          Receivables                                        2,691      (5,477)    (2,176)
          Inventories                                        1,971      (1,105)    (1,143)
          Prepaid expenses                                    (376)        174       (857)
          Accounts payable                                  (5,032)      7,368     (1,625)
          Accrued expenses                                   5,085      (2,536)    (2,105)
          Contribution to employees' benefit plans              22          12       (146)
          Other liabilities                                    229         318        125
          Postretirement benefit obligation                    317          30        123
      Other                                                    (47)        203       -
                                                           -------   ---------   --------

               Net cash provided by operating activities    21,141      28,002     25,109
                                                           -------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment               (6,605)     (9,802)   (10,887)
  Other noncurrent assets acquired                            -           -        (3,050)
                                                           -------   ---------   --------

               Net cash used by investing activities        (6,605)     (9,802)   (13,937)
                                                           -------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit          (8,800)       -         4,000
  Payments on long-term debt                                  (265)     (7,500)   (12,000)
  Proceeds from issuance of long-term debt, net               -        113,844       -
  Retirements of long-term debt                               -       (116,500)      -
  Purchase of interest rate cap                               -           (490)      -
  Payment of dividends                                        -         (7,823)    (8,400)
                                                           -------   ---------   --------

               Net cash used by financing activities        (9,065)    (18,469)   (16,400)
                                                           -------   ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                5,471        (269)    (5,228)
CASH AND CASH EQUIVALENTS, beginning of year                   662       6,133      5,864
                                                           -------   ---------   --------

CASH AND CASH EQUIVALENTS, end of year                     $ 6,133   $   5,864   $    636
                                                           -------   ---------   --------
                                                           -------   ---------   --------


  The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                            (Amounts in Thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                      1994      1995     1996
                                                    -------   -------   -------
Cash paid during the year for:
  Interest                                          $28,986   $22,276   $19,707
  Income taxes                                         -         -         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

Purchase of certain vending machines, machinery,
  equipment, and transportation equipment through
  capital leases and issuance of long-term debt     $    64   $   260   $  -
                                                    -------   -------   -------
                                                    -------   -------   -------



  The accompanying notes are an integral part of these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Texas Bottling Group, Inc., a Nevada corporation (the Company), and its wholly owned subsidiary, Coca-Cola Bottling Company of the Southwest, a Nevada corporation (San Antonio Coke). The Company primarily bottles and distributes soft drinks in its franchise territories (food service operations are not material) in central and southern Texas, including the cities of San Antonio and Corpus Christi. All material intercompany balances and transactions have been eliminated in consolidation.

CERTAIN RISK FACTORS

The Company is highly leveraged and will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding debt and future capital expenditures. The Company's ability to service its debt in the future, maintain adequate working capital, and make required or planned capital expenditures will depend on its ability to generate sufficient cash from operations. Management is of the opinion that the Company will generate sufficient cash flow to meet its obligations or that alternative financing will be available.

REVENUE RECOGNITION

Revenue is recognized from bottling operations when the product is delivered. Vending operations recognize revenue when cash is collected.

CASH AND CASH EQUIVALENTS

The Company considers investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories include the costs of materials and direct labor and manufacturing overhead, when applicable, and are valued at the lower of first-in, first-out cost or market, except for repair parts and supplies, which are valued at cost. Inventories as of December 31, 1995 and 1996, are summarized as follows (in thousands):

                                          1995      1996
                                         ------    ------
         Raw materials                   $2,488    $3,351
         Finished goods                   4,210     4,940
         Repair parts and supplies          648     1,036
                                         ------    ------

                                         $7,346    $9,327
                                         ------    ------
                                         ------    ------

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense when incurred. The cost of assets retired or sold, and the related amounts of accumulated depreciation are removed from the accounts, and any gain or loss is included in other income. Depreciation is determined using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings and improvements           3 - 25 years
         Machinery and equipment              3 - 10 years
         Vehicles                             3 - 10 years
         Vending equipment                    2 - 10 years
         Furniture and fixtures               2 - 10 years

RETURNABLE CAN TRAYS AND SHELLS

Returnable can trays and shells are carried in other assets at amortized cost. The cost of can trays and shells in excess of deposit value is amortized on a straight-line basis over three years.

FRANCHISE RIGHTS AND GOODWILL

Franchise rights and goodwill represent the cost in excess of the fair value of tangible assets acquired. The Company views franchise rights and goodwill as a single intangible asset that is being amortized over a period of 40 years. The Company established separate values for franchise rights and for goodwill. The Company annually evaluates its carrying value and expected period of benefit of franchise rights and goodwill in relation to its expected future undiscounted cash flows. If the carrying value were determined to be in excess of expected future cash flows, franchise rights and goodwill would be reduced to fair market value. Expected future cash flows exceeded those amounts recorded in the consolidated financial statements.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year classification.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) became effective in 1996. For stock-based compensation instruments issued subsequent to December 15, 1994, companies are required to provide additional disclosures or change accounting for compensation expense. The Company has issued no stock-based compensation subsequent to December 15, 1994; therefore, the requirements of this statement had no effect on the Company's 1996 consolidated financial statements.

2.  DEBT:

Long-term debt and related collateral consists of the following (in thousands):

                                                                                  December 31,
                                                                                1995       1996
                                                                              --------   --------
    9% Senior Subordinated Notes - unsecured, due November 15,
    2003; interest is payable semiannually on May 15 and November 15          $120,000   $120,000

    Variable Term Loan - due in quarterly installments through
    March 31, 2003                                                             107,500     95,500

    Borrowings under revolving credit facility                                     -        4,000
                                                                              --------   --------

    Total debt                                                                 227,500    219,500

    Less- Current maturities                                                    12,000     16,500
                                                                              --------   --------

    Total long-term debt                                                      $215,500   $203,000
                                                                              --------   --------
                                                                              --------   --------

Principal payments for maturities of long-term debt for the next five years are as follows (in thousands):

               1997                                   $ 16,500
               1998                                     15,000
               1999                                     15,000
               2000                                     15,000
               2001                                     15,000
               Thereafter                              143,000
                                                      --------
                                                      $219,500
                                                      --------
                                                      --------

The Company may be required to make additional annual prepayments on the Variable Term Loan. The annual prepayment is calculated as the amount of excess cash flow, as defined, for such fiscal year multiplied by the excess cash flow percentage, as defined, in effect on the last day of the fiscal year. The prepayment for 1996 due in 1997 is approximately $1.5 million.

In April 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association as agent for a syndicate of financial institutions. The agreement provides for a $115 million term loan (the Variable Term Loan) and a $25 million revolving credit facility (the Revolver). As of December 31, 1996, $4 million was outstanding on the Revolver. Borrowings under the Variable Term Loan and Revolver (collectively, the 1995 Bank Credit Agreement) were used to replace the Company's 11% senior notes and to repurchase $5 million in principal amount of the Company's 9% Notes due 2003. A net extraordinary loss of $72,000 was recognized for the write-off of deferred financing costs and the gain associated with the repurchase of principal.

Both the Variable Term Loan and Revolver calculate interest at the Company's option at either Alternate Base Rate (8.25% as of December 31, 1996) or Eurodollar Rate (5.7% as of December 31, 1996) plus 1.00%. On January 1, 1997, the spread over Eurodollar Rate reduced from 1.00% to 0.75%. A commitment fee of 0.25% is charged on the average daily unused portion of the Revolver. Interest rates on the 1995 Bank Credit Agreement are subject to change, depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates will be adjusted quarterly for Alternate Base Rate borrowings from a maximum of Alternate Base Rate plus .25% to a minimum of Alternate Base Rate and for Eurodollar borrowings from a maximum of Eurodollar Rate plus 1.50% to a minimum of Eurodollar Rate plus .50%, according to a grid of permitted debt to cash flow ratios. Interest on the 1995 Bank Credit Agreement is due on the last day of each calendar quarter for amounts borrowed at the Alternate Base Rate or at the end of each applicable interest period for amounts borrowed at the Eurodollar Rate. For interest periods exceeding three months, related interest expense is due on the last day of each calendar quarter.

Borrowings under the 1995 Bank Credit Agreement are secured by pledges of the stock of San Antonio Coke.

The Company's credit agreements contain several restrictive covenants, the most significant of which: require maintenance of minimum ratio of cash flow to interest expense and fixed charges, as defined; limit the ratio of debt to cash flow, as defined; and restrict the issuance of additional common stock. The 1995 Bank Credit Agreement does permit the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Notes due 2003, so long as no event of default exists.

The maximum Revolver availability steps down to $20 million on January 1, 1999, and $15 million on January 1, 2002. The final maturity of the Revolver is March 31, 2003. The maximum amount of the Revolver which can be used for acquisitions and other investments is currently $20 million and steps down to $15 million on January 1, 1999, and $5 million on January 1, 2002.

Interest expense was approximately $32,147,000, $20,834,000, and $18,578,000 in 1994, 1995, and 1996. Interest expense in 1994 included approximately
$7.8 million related to the termination of an interest rate swap agreement (see
Note 4).

3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to value each class of financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short-term maturity of these instruments.

LONG-TERM DEBT

Management believes the Revolver is stated at fair value due to the short-term nature of this instrument.

The Variable Term Loan is stated at fair value due to its variable interest rate.

Management estimates that the fair value of its 9% Notes as of December 31, 1996, was approximately $121.1 million based on publicly quoted prices.

4.  DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS:

In January 1994, the Company entered into a two-year interest rate swap agreement. During 1994, the Company terminated its obligations under this agreement at a cost of approximately $7.8 million.

In connection with the 1995 Bank Credit Agreement, the Company has entered into an interest rate cap agreement with a bank which caps the three-month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

5.  LEASES:

Total lease expense for the years ended December 31, 1994, 1995, and 1996, was approximately $2,457,000, $2,028,000, and $1,583,000. Certain lease agreements contain renewal clauses at the original rates or purchase options at fair market value. Minimum future lease payments, relating principally to vehicles and data processing equipment, under noncancelable operating leases for the next five years, are (in thousands):

                   1997                     $  806
                   1998                        487
                   1999                        315
                   2000                        172
                   2001                        125
                   Thereafter                  -
                                            ------

                     Total                  $1,905
                                            ------
                                            ------

6.  INCOME TAXES:

The Company's net deferred tax asset and liability as of December 31, 1995 and 1996, are as follows (in thousands):

                                                         1995      1996
                                                       -------   -------
    Deferred tax assets:
      Net operating loss carryforwards                 $57,173   $55,020
      Postretirement benefit obligation                  2,127     2,170
      Deferred employee benefits                           627     1,222
      Deferred financing costs                              25       -
      Other deferred tax assets                          1,464     1,386
                                                       -------   -------

                                                        61,416    59,798
    Less - Valuation allowance                          (3,586)      -
                                                       -------   -------

                                                        57,830    59,798

    Deferred tax liabilities:
      Tax over book depreciation and amortization       44,990    49,758
      Other deferred tax liabilities                        40        40
                                                       -------   -------

                                                        45,030    49,798
                                                       -------   -------

    Net deferred tax asset                             $12,800   $10,000
                                                       -------   -------
                                                       -------   -------

In 1995, the Company concluded that it was more likely than not that future operations would generate sufficient taxable income to use net operating losses and reduced the valuation to create a deferred tax asset of $12.8 million. The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and provide a valuation allowance if necessary.

The Company had net operating loss carryforwards of approximately $163.3 million and $157.2 million at December 31, 1995 and 1996. These carryforwards will expire as follows:

              2002                                             $ 23,500
              2003                                               26,700
              2004                                               23,700
              2005                                               19,900
              2006                                               19,900
              2007                                               13,800
              2008                                               20,400
              2009                                                9,300
                                                               --------

                                                               $157,200
                                                               --------
                                                               --------

The Company's benefit (provision) for income taxes, including the benefit from the extraordinary item, for the periods ended December 31, 1994, 1995, and 1996, is as follows (in thousands):

                                              1994      1995       1996
                                             -------   -------   -------
         Current                             $     -   $  (125)   $  (171)
         Deferred                                  -    12,800     (2,800)
                                             -------   -------   -------
               Total benefit (provision)
                 for income taxes            $     -   $12,675    $(2,971)
                                             -------   -------   -------
                                             -------   -------   -------

Reconciliation between the actual benefit (provision) for income taxes and income taxes computed by applying the federal statutory rate to income before taxes and extraordinary item is as follows (in thousands):

                                              1994      1995       1996
                                             -------   -------   -------
         Income tax (provision) computed at
           the statutory rate                $(1,293)  $(5,559)  $(6,392)
         Reduction in valuation allowance      1,582    18,523     3,652
         Amortization of goodwill               (224)     (224)     (224)
         Other                                   (65)      (65)       (7)
                                             -------   -------   -------
                                            $      -   $12,675   $(2,971)
                                             -------   -------   -------
                                             -------   -------   -------

7.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

The Company paid $700,000 annually in 1994, 1995, and 1996 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCB Group"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable automatically. The Company also had sales of approximately $1,552,000, $4,468,000, and $14,960,000 and purchases of approximately $899,000, $1,657,000, and $12,704,000 in 1994, 1995, and 1996,
with a subsidiary of CCB Group.

An officer of the Company serves on the Board of Directors of Western Container Corporation ("Western"), a plastic bottle manufacturing cooperative. The Company had purchases of $10,050,000, $14,477,000, and $12,675,260 from
Western in 1994, 1995, and 1996. The Company has a minimum purchase agreement with Western through 1998. The Company has met its purchase requirements in 1996 and expects to continue to meet these requirements in the future.

On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, bringing to an end the FTC's efforts to force the divestiture of Dr Pepper licenses for a ten-county area around and including San Antonio, Texas held by the Company.

The Company is self-insured for portions of its casualty insurance, product liability, and certain other business risks up to limits of between $50,000 and $250,000. Management provides for all material open claims plus an estimate for incurred but not reported claims related to these uninsured risks.

In conjunction with certain insurance policies, the Company has established irrevocable and unconditional letters of credit, expiring August 1, 1997, and March 22, 1997, for $1,225,000 and $728,000 in favor of two insurance companies. The letters of credit protect the insurance company in case of nonperformance by San Antonio Coke. The letters of credit were not used as of December 31, 1996, and management does not expect to use the letters of credit through expiration.

The Company also becomes involved in certain legal proceedings in the normal course of business. Management believes that the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

8.   COMPENSATION AND BENEFIT PLANS:

THRIFT PLAN

Through June 30, 1996, San Antonio Coke had a voluntary 401(k) plan available to substantially all full-time employees with over one year of service. Employees could deposit up to 15% of total compensation, tax deferred in the 401(k) plan on an annual basis. Through June 30, 1996, the San Antonio Coke contributions to the 401(k) plan were at the discretion of the Board of Directors and were limited to 50% of the employees' contributions up to 5% of total compensation. San Antonio Coke's contributions to the 401(k) plan in 1994, 1995, and 1996, included in the consolidated statements of income, were approximately $350,000, $355,000, and $588,000.

Effective June 30, 1996, the San Antonio Coke voluntary 401(k) plan merged with the CCB Group 401(k) plan. The new plan allows employees to contribute up to 15% of their annual compensation to the Plan and provides for the Company to match contributions up to 100% of the employees' contributions up to 4% of total compensation.

PENSION PLAN

San Antonio Coke has a defined benefit pension plan covering substantially all full-time employees with over one year of service.

The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements at December 31, 1995 and 1996 (in thousands):

                                                            1995        1996
                                                         --------    --------
    Accumulated benefit obligation-
       Vested benefits                                   $(10,461)   $(10,690)
       Nonvested benefits                                    (138)       (141)
                                                         --------    --------
                                                          (10,599)    (10,831)
    Effect of projected future compensation levels         (1,870)     (1,911)
                                                         --------    --------
    Projected benefit obligation                          (12,469)    (12,742)
    Plan assets at fair value                              11,998      13,183
                                                         --------    --------
    Plan assets in excess of (less than) projected
     benefit obligation                                      (471)        441
    Unrecognized net gain being amortized                    (848)     (2,034)
    Unrecognized prior service cost                           352         325
    Unrecognized net asset at January 1, 1987, being
     amortized over 17 years                                 (314)       (275)
                                                         --------    --------
    Pension liability                                    $ (1,281)   $ (1,543)
                                                         --------    --------
                                                         --------    --------

Net periodic pension cost for 1994, 1995, and 1996 includes the following components (in thousands):

                                                     1994      1995      1996
                                                     -----   -------   -------
    Service cost - benefits earned                   $ 385   $   358   $   434
    Interest cost on projected benefit obligation      733       780       843
    Actual return on plan assets                      (209)   (1,766)   (1,547)
    Net amortization and deferral                     (556)      963       532
                                                     -----   -------   -------
    Net periodic pension cost                        $ 353   $   335   $   262
                                                     -----   -------   -------
                                                     -----   -------   -------

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.0% and 5.5% in 1994; 7.25% and 5.0% in 1995; and 7.25% and 5% in 1996.
The expected long-term rate of return on assets was 8.5% in 1994, 1995, and 1996. The plan assets consist of investments in an insurance company's general and growth equity accounts, and several mutual funds.

Effective December 31, 1996, the San Antonio Coke defined benefit plan merged with the CCB Group defined benefit plan. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996, will be determined by using the benefit formula of the CCB Group plan (which is 38% higher than the formula under the old San Antonio Coke plan), then added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant.

Postretirement Benefit Obligation

In addition to providing pension benefits, San Antonio Coke sponsors a postretirement healthcare plan that is limited to the following three groups:
(1) participants in the plan as of January 1, 1993, (2) employees having 20 years of service as of January 1, 1992, or (3) employees who were at least age 55 with five years of service as of January 1, 1992. Active employees in groups 2 or 3 are only eligible to receive benefits if they retire on or after their normal retirement age. The plan pays stated percentages of most necessary medical expenses incurred after subtracting payments by Medicare where applicable and after a stated deductible has been met. The plan is contributory, and the Company does not fund this plan.

The following table shows the components of the accrued postretirement healthcare cost liability as reflected on the consolidated balance sheet at December 31, 1995 and 1996 (in thousands):

                                                        1995     1996
                                                       ------   -------
    Retirees                                           $3,472    $3,224
    Other active participants                           1,238     1,040
    Other fully eligible participants                     119       144
    Unrecognized actuarial gain                         1,204     1,749
                                                       ------    ------
    Accrued postretirement healthcare cost liability   $6,033    $6,157
                                                       ------    ------
                                                       ------    ------

Net postretirement benefit cost included the following components in 1994, 1995, and 1996 (in thousands):

                                                  1994     1995     1996
                                                  ----     ----     ----
    Service cost - benefits attributed to
     service during the period                    $ 78     $ 58     $ 49
    Interest cost on accumulated
     postretirement benefit obligation             403      343      313
                                                  ----     ----     ----
    Total postretirement benefit cost             $481     $401     $362
                                                  ----     ----     ----
                                                  ----     ----     ----

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%, 7.25%, and 7.25% in 1994, 1995, and 1996. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered healthcare claims was assumed for 1996; the rate was assumed to ratably decrease 1% each year to 5% in 2003 and remain level thereafter. The effect of increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $340,000 and the aggregate of the service and interest cost components of net postretirement healthcare cost for the 1996 fiscal year by $32,000.

NONSTATUTORY STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN

The Company has a Nonstatutory Stock Option/Stock Appreciation Rights Plan (the "Stock Plan"). The Stock Plan allows the Company to grant stock options for Class A common stock to key officers and employees based on fair market value, as defined, at the date of grant. The Company issues a stock appreciation right corresponding to the excess of fair market value, as defined, over the option price for each specific stock option granted. In 1994, 1995, and 1996, no stock options or stock appreciation rights were issued by the Company. As of December 31, 1996, all outstanding stock appreciation rights (covering 11,160 shares) were vested at an option price of $40.90 per share and were exercisable.

MANAGEMENT INCENTIVE PLAN

Effective January 1, 1994, the Company entered into long-term management incentive agreements with certain of its key officers and managers. Under the plans, a lump-sum payment is made at the end of five years based upon the attainment of certain operating cash flow goals. Expense for the management incentive agreements included in the consolidated statements of income was $650,000 in both 1994 and 1995, and $700,000 in 1996.

OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company does not provide any postretirement or postemployment benefits other than the plans discussed above and, therefore, no additional liability has been recorded.

9.    MAJOR CUSTOMER:

The Company had one major customer in 1994, 1995, and 1996, which accounted for approximately 27%, 28%, and 24% of net revenues.

10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 1994, 1995, and 1996, the balance for allowance for doubtful accounts was $425,000, $515,000, and $544,000. The activity for this account for the three years ended December 31, 1996, was as follows (in thousands):

             Balance at                   Write-offs,    Balance
             Beginning      Charged to      Net of       at End
    Year      of Year        Expense      Recoveries     of Year
    ----     ----------     -----------   ----------     -------
    1994        516             240          (331)          425
    1995        425             240          (150)          515
    1996       $515            $240         $(211)         $544

                              INDEX TO EXHIBITS

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number                                Description                                        Page
-------                               -----------                                    ------------
  2.1     Amendment and Plan of Merger, dated July 21, 1995, by and between the
          Company and Texas Bottling Group, Inc., a Nevada corporation.(1)

  3.1     Articles of Incorporation of the Company.(1)

  3.2     Bylaws of the Company.

  4.1 Form of Indenture, dated as of November 15, 1993, between the Company and Chemical Bank, N.A. with respect to the 9% Senior Subordinated Notes
          Due 2003.(2)

  4.2     Form of Specimen Certificate for 9% Senior Subordinated Notes Due 2003
          (included as Exhibit A to the Indenture in Exhibit 4.1).(2)

  4.3     Supplemental Indenture, dated July 31, 1995, between the Company and
          Chemical Bank, N.A., as Trustee.(1)

 10.1     $15,000,000 Revolving Credit Agreement, dated as of March 31, 1989, between the Company and First Bank National Association ("First Bank").(2)

 10.2     Amendment No. 1, dated as of March 31, 1990, to the Revolving Credit
          Agreement, dated as of March 31, 1989, between the Company and First
          Bank.(2)

 10.3     Amendment No. 2, dated as of January 1, 1992, to the Revolving Credit
          Agreement, dated as of March 31, 1989, between the Company and First
          Bank.(2)

 10.4     Amendment No. 3, dated as of June 30, 1993, to the Revolving Credit
          Agreement, dated as of March 31, 1989, between the Company and First
          Bank.(2)

 10.5     Amendment No. 4, dated as of November 8, 1993, to the Revolving Credit
          Agreement, dated as of March 31, 1989, between the Company and First
          Bank.(2)

 10.6     Pledge Agreement, dated as of March 31, 1989, between the Company and
          The Connecticut Bank and Trust Company, N.A., Security Trustee.(2)

 10.7 Amendment to Pledge Agreement, dated as of October 15, 1993, between the Company and State Street Bank and Trust Company, as Trustee, dated as of March 31, 1989.(2)

 10.8     Franchise Agreement, dated as of August 23, 1932, between American
          Bottling Company and The Coca-Cola Company.(2)

 10.9     Franchise Agreement, dated as of December 13, 1931, between San Antonio
          Coca-Cola Bottling Company and The Coca-Cola Company.(2)

------------------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    June 30, 1995

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-69276)
    filed on November 5, 1993.


 10.10 Form of Amendments to Franchise Agreement between the subsidiary of the Company and The Coca-Cola Company.(2)

 10.11    Form of Agreement comprising Franchise Agreement between Coca-Cola
          Bottling Company of the Southwest and the Dr Pepper Company.(2)

 10.12    Amended and Restated Executive Security Plan for The Coca-Cola
          Bottling Group (Southwest), Inc.(2)

 10.13    The Company's Non-Statutory Stock Option/Stock Appreciation Rights
          Plan.(2)

 10.14    The Coca-Cola Bottling Group (Southwest), Inc. Non-Statutory Stock
          Option/Stock Appreciation Rights Plan.(2)

 10.15    Stockholders Agreement, dated as of March 31, 1987, among the Company,
          The Coca-Cola Bottling Group (Southwest), Inc., The Prudential
          Insurance Company of America and Pruco Life Insurance Company.(2)

 10.16    Employment Agreement, dated as of December 16, 1985, between The
          Coca-Cola Bottling Group (Southwest), Inc. and Edmund M. Hoffman.(2)

 10.17    Employment Agreement, dated as of December 16, 1985, between The
          Coca-Cola Bottling Group (Southwest), Inc. and Robert K. Hoffman.(2)

 10.18    Amendment No. 1, dated as of September 9, 1993, to the Employment
          Agreement, dated as of December 16, 1985, between The Coca-Cola
          Bottling Group (Southwest), Inc. and Robert K. Hoffman.(2)

 10.19    Renewed and Extended Management Agreement with The Coca-Cola Bottling
          Group (Southwest), Inc., dated as of December 1, 1991, between The
          Coca-Cola Bottling Group (Southwest), Inc. and the Registrant.(2)

 10.20    Amendment to Renewed and Extended Management with The Coca-Cola
          Bottling Group (Southwest), Inc., dated as of April 14, 1994, between
          The Coca-Cola Bottling Group (Southwest), Inc. and the Company.(3)

 10.21    Management Incentive Plan of The Coca-Cola Bottling Group (Southwest),
          Inc., adopted June 22, 1994, effective as of January 1, 1994.(4)

 10.22    Management Incentive Plan of Coca-Cola Bottling Company of the
          Southwest, adopted April 29, 1994, effective as of January 1, 1994.(4)

 10.23 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest),
          Inc. and Charles F. Stephenson.(4)

 10.24 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.(4)

------------------------
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    March 31, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    June 30, 1994.


 10.25 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest),
          Inc. and E.T. Summers, III.(5)

 10.26    Employment Agreement, executed August 10, 1994, and effective as of
          January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc.
          and Stephanie L. Ertel.(5)

 10.27 Assumption Agreement, dated July 31, 1995, by and between the Company and Chemical Bank, N.A., as Trustee.(1)

 10.28    Loan Agreement ($115,000,000 Term Loan Facility and $25,000,000
          Revolving Loan Facility) (the "Loan Agreement"), dated as of April 4,
          1995, among the Company, Texas Commerce Bank National Association
          ("TCB"), as Agent and a Lender, First Bank, as Agent and a Lender, and the other financial institutions now or hereafter parties to the Loan Agreement.(6)

 10.29 Interest Rate Agreement, dated as of April 4, 1995, among the Company, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

 10.30 Notice of Entire Agreement, dated as of April 4, 1995, executed by the Company, San Antonio Coke and TCB, as Agent.(6)

 10.31    Security Agreement, dated as of April 4, 1995, among the Company,
          First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the Loan Agreement.(6)

 10.32    Form of Term Note issued by the Company pursuant to the Loan Agreement.(6)

 10.33    Form of Revolving Note issued by the Company pursuant to the Loan
          Agreement.(6)

 10.34 Contribution Agreement, dated as of April 4, 1995, executed by the Company and San Antonio Coke.(6)

 21.1     Subsidiaries of the Company.(2)

-----------------------
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    September 30, 1994.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    March 31, 1995.