Form 10-Q
period 1997-03-31
TEXAS BOTTLING GROUP INC
filed 1997-04-25
CIK 912499

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                               -----------------------------------------------

                                          OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

                           Commission file number  33-69275

                             TEXAS BOTTLING GROUP, INC.
            ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             NEVADA                                         75-2158578
            --------                                       ------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                 1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS  75201
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
Yes  X    No
    ---      ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 1, 1997 was $0.00.

    As of April 1, 1997, 541,917 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         None

                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS-MARCH 31, 1997 AND DECEMBER 31, 1996
                       (Amounts in Thousands Except Share Data)


                                                    March 31, 1997     December 31, 1996
                                                    --------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents                           $   4,516            $     636

  Receivables-
    Trade accounts, net of allowance for doubtful
      accounts of  $527 and $544 in 1997 and 1996        19,710               21,349
  Other                                                   2,989                3,280
                                                      ---------            ---------
                                                         22,699               24,629

  Inventories                                            10,200                9,327
  Prepaid expenses and other                              1,919                1,498
  Deferred tax asset                                     10,625                9,645
                                                      ---------            ---------
        Total current assets                             49,959               45,735
                                                      ---------            ---------

PROPERTY, PLANT, & EQUIPMENT
  Land                                                    4,866                4,866
  Buildings and improvements                             20,819               20,819
  Machinery and equipment                                17,767               16,393
  Vehicles                                               16,640               16,662
  Vending equipment                                      30,534               27,215
  Furniture and fixtures                                  5,500                5,500
                                                      ---------            ---------
                                                         96,126               91,455
  Less-accumulated depreciation and amortization        (52,193)             (50,312)
                                                      ---------            ---------
       Property, plant, and equipment, net               43,933               41,143

OTHER ASSETS:
  Franchise rights, net of accumulated
    amortization of $37,051 and $36,140
    in 1997 and 1996                                    108,451              109,362
  Goodwill, net of accumulated amortization of
    $17,887 And $17,455 in 1997 and 1996                 51,244               51,676
                                                      ---------            ---------
       Franchise rights and goodwill                    159,695              161,038
  Deferred financing costs and other assets,
    net of accumulated amortization of $2,666
    and $2,335 in 1997 and 1996                           8,111                7,852
  Deferred tax asset                                        -                    355
                                                      ---------            ---------

       Total other assets                               167,806              169,245
                                                      ---------            ---------

       Total assets                                   $ 261,698            $ 256,123
                                                      ---------            ---------
                                                      ---------            ---------

                   The accompanying notes are an integral part
                       of these consolidated balance sheets

                      TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS-MARCH 31, 1997 AND DECEMBER 31, 1996
                     (Amounts in Thousands Except Share Data)


                                    March 31, 1997         December 31, 1996
                                    --------------         -----------------
CURRENT LIABILITIES:
    Accounts payable                      $ 14,415                $  15,276
    Accrued payroll                            170                      573
    Accrued insurance                        3,393                    3,342
    Accrued interest                         4,121                    1,364
    Contribution to employees'
     benefit plans                           2,277                    2,158
    Taxes payable                               95                      220
    Current maturities of long-term debt    16,500                   16,500
                                          --------                 --------
         Total current liabilities          40,971                   39,433
                                          --------                 --------

LONG-TERM DEBT, net of current
 maturities                                204,750                  203,000

OTHER LIABILITIES                            5,308                    3,864

POST RETIREMENT BENEFIT OBLIGATION           6,144                    6,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock Class A, $2 par value;
     1,100,249 shares authorized; 541,917
     issued and outstanding as of
     March 31, 1997 and 1996                 1,084                    1,084
    Common stock Class B, $2 par value;
     228,357 shares authorized, issued
     and outstanding as of March 31, 1997
     and 1996 (convertible to 558,332
     shares of Class A)                        457                      457
    Additional paid-in-capital              43,459                   43,459
    Retained deficit                       (40,475)                 (41,331)
                                          --------                 --------
         Total stockholders' equity          4,525                    3,669
                                          --------                 --------
         Total liabilities and
          stockholders' equity            $261,698                 $256,123
                                          --------                 --------
                                          --------                 --------



                    The accompanying notes are an integral part
                       of these consolidated balance sheets.

                      TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED  STATEMENT OF INCOME

                    FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996
                                (Amounts in Thousands)



                                                         THREE MONTHS ENDED
                                                          1997          1996
                                                        -------       -------
NET REVENUES                                            $48,847       $49,107

COSTS AND EXPENSES:
    Cost of goods sold (exclusive of depreciation
      shown below)                                       25,327        26,150
    Selling, general, and administrative                 14,178        13,021
    Depreciation and amortization                         3,446         3,010
                                                        -------       -------
                                                         42,951        42,181
                                                        -------       -------
              Operating income                            5,896         6,926

INTEREST:
    Interest on debt                                     (4,385)       (4,467)
    Deferred financing cost                                (143)         (143)
    Interest income                                          23            66
                                                        -------       -------
                                                         (4,505)       (4,544)

    Other income, net                                         2             9
                                                        -------       -------

              Income before income taxes                  1,393         2,391

    Provision for income taxes                             (537)         (430)
                                                        -------       -------
              Net income                                $   856       $ 1,961
                                                        -------       -------
                                                        -------       -------





                     The accompanying notes are an integral part
                           of these consolidated statements

                      TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996
                                (Amounts in Thousands)

                                                        1997          1996
                                                      --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $    856     $   1,961
  Adjustments to reconcile net income to net
     cash provided by operating activities -
       Depreciation and amortization                     3,446         3,010
       Deferred tax provision                              486           430
       Amortization of deferred financing costs            143           143
       Deferred compensation                               333           238
       Change in assets and liabilities
          Receivables                                    1,930         3,412
          Inventories                                     (873)       (2,383)
          Prepaid expenses                                (421)         (580)
          Accounts payable                                (861)       (2,314)
          Accrued expenses                               2,404         2,490
          Contribution to employees' benefit plans         119           130
          Taxes payable                                   (125)          -
          Other liabilities                                -             135
          Postretirement benefit obligation                (13)           48
                                                      --------     ---------
              Net cash provided by operating
                activities                               7,424         6,720
                                                      --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment           (4,704)       (1,975)
  Other noncurrent assets acquired                        (590)           (3)
                                                      --------     ---------
              Net cash used by investing activities     (5,294)       (1,978)
                                                      --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility         5,500            -
  Payments on long-term debt                            (3,750)       (2,500)
                                                      --------     ---------

              Net cash provided (used) by financing
                activities                               1,750        (2,500)
                                                      --------     ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                           3,880         2,242

CASH AND CASH EQUIVALENTS, beginning of period             636         5,864
                                                      --------     ---------

CASH AND CASH EQUIVALENTS, end of period              $  4,516     $   8,106
                                                      --------     ---------
                                                      --------     ---------

                  The accompanying notes are an integral part
                       of these consolidated statements.

                      TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Texas Bottling Group, Inc., a Nevada corporation, ("TBG" or "the Company") and its wholly owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for fair presentation of financial position, results of operations, and changes in cash flow at March 31, 1997 and for all periods presented. These interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                  Mar. 31,       Dec. 31,
                                   1997            1996
                                 ---------       --------
Raw materials                    $  3,693        $ 3,351
Finished goods                      5,303          4,940
Repair parts and supplies           1,204          1,036
                                 ---------       --------
                                 $ 10,200        $ 9,327
                                 ---------       --------
                                 ---------       --------


3.  INCOME TAXES

    The Company's benefit (provision) for income taxes for the periods ended March 31, 1997 and 1996, is as follows (in thousands):

                                1997            1996
                               ------         ------
              Current          $  (51)        $   -0-
              Deferred           (486)          (430)
                               ------         ------
                               $ (537)        $ (430)
                               ------         ------
                               ------         ------

4.  COMMITMENTS AND CONTINGENCIES

    The Company paid $175,000 for the periods ended March 31, 1997 and 1996 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCBG"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable annually. The Company also had sales of approximately $3,003,000 and $3,844,000 to purchases of approximately $2,166,000 and $1,639,000 from, a subsidiary of CCBG for the periods ended March 31, 1997 and 1996.

    An officer of the Company serves on the Board of Directors of Western Container Corporation, a plastic bottle manufacturing cooperative. CCBSW has purchases of $2,774,000 and $3,825,000 from Western Container for the periods ended March 31, 1997 and 1996.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    NET REVENUES.  Net revenues for 1997 decreased 0.5% or $ .3 million to
$48.8 million compared to $49.1 million for 1996.   This decrease in net
revenues was due primarily to a decrease in contract bottling. Equivalent case sales increased 2.8% in 1997 compared to 1996. Net revenues from post-mix as a percentage of total net revenues increased to 8.1% for 1997 compared to 7.6% for 1996. Net revenues from the Company's Snappy Snack Division accounted for 5.6% of net revenue in 1997.

    GROSS PROFIT. Gross profit for 1997 increased 2.4% or $ .6 million to $23.5 million compared to $23.0 million for the same period in 1996. This increase in gross profit was due to lower raw material costs, primarily sweetener and PET bottles partially offset by the decrease in contract packaging. Gross profit as a percentage of net revenues improved to 48.1% for 1997 compared to 46.7% for 1996 due to the lower raw material cost.

    SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased 8.9% to $14.2 million from $13.0 million for the same period in 1996, resulting from higher labor costs associated with increased hiring for certain key sales positions. Higher expenditures for advertising and marketing related items such as display racks, also contributed to the increase.

    OPERATING INCOME. As a result of the above, operating income for 1997 decreased $1.0 million. Operating income was 12.1% of net revenue compared to 14.1% of net revenue for the same period in 1996.

    INTEREST EXPENSE. Net interest expense was $4.5 million for both 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $7.4 million which was generated primarily by operating income. Investing activities used $5.3 million primarily for additions to property, plant, and equipment, while financing activities provided $1.8 million which reflects the net of borrowings under the revolving credit facility and the quarterly amortization requirements of the Term Loan.

    The 1995 Bank Agreement provides for mandatory annual prepayment based on excess cash flow as defined for each calendar year. Based on excess cash flow in 1996, the Company will prepay approximately $1.5 million in April, 1997.

    In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

    The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and provide a valuation allowance if necessary. At March 31, 1997, the Company recognized $.02 million net deferred tax expense.

    The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warm weather. The first quarter operating performance is usually lower than the other three quarters as a result of winter weather, primarily in the months of January and February.

                                       PART II
                                  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

    (1) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 1, 1997 reporting changes in beneficial ownership of Class A Common Stock of CCBG Corporation, the parent of The Coca-Cola Bottling Group (Southwest), Inc., holder of the outstanding voting stock of the Registrant, which resulted from transactions dated March 21, 1997.

    (2) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 1997 reporting a change in beneficial ownership of 3800 shares of the Class A Common Stock of CCBG Corporation, resulting from the change of co-trustees for a trust effective March 21, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Texas Bottling Group, Inc.
                                    (Registrant)



Date  April 25, 1997                 By: /s/ Charles F. Stephenson
     --------------------               ------------------------------
                                        Charles F. Stephenson
                                        Treasurer and Chief Financial
                                        Officer (duly authorized officer
                                        and Principal Financial Officer)