Form 10-K405/A
period 1996-12-31
TEXAS BOTTLING GROUP INC
filed 1997-05-08
CIK 912499

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

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

                                           Date:  May 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                    Date
---------                              -----                    ----


/s/  EDMUND M. HOFFMAN         Co-Chairman and Director         May 8, 1997
----------------------------   (Principal Executive Officer)
Edmund M. Hoffman


/s/  ROBERT K. HOFFMAN         Co-Chairman and Director         May 8, 1997
----------------------------
Robert K. Hoffman


/s/  CHARLES F. STEPHENSON     Vice President, Treasurer and    May 8, 1997
----------------------------   Chief Financial Officer
Charles F. Stephenson          (Principal Financial Officer
                               and Principal Accounting Officer)


/s/  R.A. WALKER               Director                         May 8, 1997
----------------------------
R.A. Walker

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

 10.32    Form of Term Note issued by the Company pursuant to the Loan Agreement.(6)

 10.33    Form of Revolving Note issued by the Company pursuant to the Loan
          Agreement.(6)

 10.34 Contribution Agreement, dated as of April 4, 1995, executed by the Company and San Antonio Coke.(6)

 21.1     Subsidiaries of the Company.(2)

 27       Financial Data Schedule
-----------------------
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    September 30, 1994.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
    March 31, 1995.