Form 10-Q/A
period 1997-03-31
TEXAS BOTTLING GROUP INC
filed 1997-05-08
CIK 912499

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q/A

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

         27  Financial Data Schedule

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



Date  May 8, 1997                   By: /s/ Charles F. Stephenson
     --------------------               ------------------------------
                                        Charles F. Stephenson
                                        Treasurer and Chief Financial
                                        Officer (duly authorized officer
                                        and Principal Financial Officer)