Form 10-Q
period 1997-06-30
TEXAS BOTTLING GROUP INC
filed 1997-08-13
CIK 912499

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1997
                                  -------------

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission file number 33-69275
                                                --------

                              TEXAS BOTTLING GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEVADA                                         75-2158578
---------------------------------                      -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

               1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS  75201
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 1, 1997 was $0.00.

     As of August 1, 1997, 541,917 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                    PART 1
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

        CONSOLIDATED BALANCE SHEETS-JUNE 30, 1997 AND DECEMBER 31, 1996
                    (Amounts in Thousands Except Share Data)

                                                                 JUNE 30, 1997  DECEMBER 31, 1996
                                                                 -------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   6,657       $     636
  Receivables-
    Trade accounts, net of allowance for doubtful
      accounts of $532 and $544 in 1997 and 1996                       25,465          21,349
  Other                                                                 4,053           3,280
                                                                    ---------       ---------
                                                                       29,518          24,629

  Inventories                                                          11,073           9,327
  Prepaid expenses and other                                            2,182           1,498
  Deferred tax asset                                                   10,661           9,645
                                                                    ---------       ---------
          Total current assets                                         60,091          45,735
                                                                    ---------       ---------
PROPERTY, PLANT, & EQUIPMENT
  Land                                                                  4,866           4,866
  Buildings and improvements                                           20,826          20,819
  Machinery and equipment                                              16,616          16,393
  Vehicles                                                             17,404          16,662
  Vending equipment                                                    32,187          27,215
  Furniture and fixtures                                                5,604           5,500
                                                                    ---------       ---------
                                                                       97,503          91,455

  Less-accumulated depreciation                                       (53,933)        (50,312)
                                                                    ---------       ---------
          Property, plant, and equipment, net                          43,570          41,143
                                                                    ---------       ---------
OTHER ASSETS:
  Franchise rights, net of accumulated amortization of
    $37,962 and $36,140 in 1997 and 1996                              107,540         109,362
  Goodwill, net of accumulated amortization of $18,319
    and $17,455 in 1997 and 1996                                       50,812          51,676
                                                                    ---------       ---------
          Franchise rights and goodwill                               158,352         161,038
  Deferred financing costs and other assets, net of accumulated
    amortization of $3,030 and $2,335 in 1997 and 1996                  7,808           7,852
  Deferred tax asset                                                        -             355
                                                                    ---------       ---------
          Total other assets                                          166,160         169,245
                                                                    ---------       ---------
          Total assets                                              $ 269,821       $ 256,123
                                                                    ---------       ---------
                                                                    ---------       ---------

       The accompanying notes are an integral part of these consolidated balance sheets

                       TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

          CONSOLIDATED BALANCE SHEETS-JUNE 30, 1997 AND DECEMBER 31, 1996
                        (Amounts in Thousands Except Share Data)

                                                          JUNE 30, 1997  DECEMBER 31, 1996
                                                          -------------  -----------------
CURRENT LIABILITIES:
  Accounts payable                                           $ 20,753         $ 15,496
  Accrued payroll                                               2,118              573
  Accrued insurance                                             2,997            3,342
  Accrued interest                                              2,919            1,364
  Contribution to employees' benefit plans                      2,001            2,158
  Current maturities of long-term debt                         15,734           16,500
                                                             --------         --------
          Total current liabilities                            46,522           39,433
                                                             --------         --------

LONG-TERM DEBT, net of current maturities                     204,551          203,000

OTHER LIABILITIES                                               5,124            3,864

POST RETIREMENT BENEFIT OBLIGATION                              6,150            6,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock Class A, $2 par value; 1,100,249 shares
    authorized; 541,917 issued and outstanding as of
    June 30, 1997 and 1996                                      1,084            1,084
  Common stock Class B, $2 par value; 228,357 shares
    authorized, issued and outstanding as of June 30, 1997
    and 1996 (convertible to 558,332 shares of Class A)           457              457
  Additional paid-in-capital                                   43,459           43,459
  Retained deficit                                            (37,526)         (41,331)
                                                             --------         --------
          Total stockholders' equity                            7,474            3,669
                                                             --------         --------
          Total liabilities and stockholders' equity         $269,821         $256,123
                                                             --------         --------
                                                             --------         --------



   The accompanying notes are an integral part of these consolidated balance sheets.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                              (Amounts in Thousands)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     1997       1996         1997        1996
                                                 ---------   ---------   ----------   ---------
NET REVENUES                                     $  56,553   $  59,963   $  105,400   $ 109,070

COSTS AND EXPENSES:
  Cost of goods sold (exclusive of depreciation
    shown below)                                    30,528      32,074       55,855      58,224
  Selling, general, and administrative              13,392      13,846       27,570      26,867
  Depreciation and amortization                      3,629       3,083        7,075       6,093
                                                 ---------   ---------   ----------   ---------
                                                    47,549      49,003       90,500      91,184
                                                 ---------   ---------   ----------   ---------
          Operating income                           9,004      10,960       14,900      17,886

INTEREST:
  Interest on debt                                  (4,446)     (4,520)      (8,831)     (8,987)
  Deferred financing cost                             (143)       (143)        (286)       (286)
  Interest income                                      -0-          69           23         135
                                                 ---------   ---------   ----------   ---------
                                                    (4,589)     (4,594)      (9,094)     (9,138)

Other income, net                                      101          16          103          25
                                                 ---------   ---------   ----------   ---------
          Income before income taxes                 4,516       6,382        5,909       8,773

Provision for income taxes                          (1,567)     (1,070)      (2,104)     (1,500)
                                                 ---------   ---------   ----------   ---------
          Net income                             $   2,949   $   5,312   $    3,805   $   7,273
                                                 ---------   ---------   ----------   ---------
                                                 ---------   ---------   ----------   ---------

    The accompanying notes are an integral part of these consolidated statements

                 TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                           (Amounts in Thousands)

                                                      1997        1996
                                                   ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $  3,805     $  7,273
   Adjustments to reconcile net
    income to net cash provided by
    operating activities -
      Depreciation and amortization                   7,075        6,093
      Deferred tax provision                          1,957        1,500
      Amortization of deferred financing costs          286          286
      Deferred compensation                             410          477
      Change in assets and liabilities
         Receivables                                 (4,889)        (956)
         Inventories                                 (1,746)      (4,079)
         Prepaid expenses                              (684)        (916)
         Accounts payable                             6,802        1,943
         Accrued expenses                             1,210       (1,519)
         Contribution to employees' benefit plans      (157)         (76)
         Other liabilities                           (1,767)         136
         Postretirement benefit obligation               (7)          90
                                                   --------     --------
            Net cash provided by operating
             activities                              12,295       10,252
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant,
    and equipment                                    (2,143)      (5,900)
   Other noncurrent assets acquired                    (599)          (3)
                                                   --------     --------
            Net cash used by investing
             activities                              (2,742)      (5,903)
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                5,500        2,000
   Payments on long-term debt                        (9,032)      (7,000)
                                                   --------     --------

            Net cash used by financing activities    (3,532)      (5,000)
                                                   --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          6,021         (651)

CASH AND CASH EQUIVALENTS, beginning of period          636        5,864
                                                   --------     --------

CASH AND CASH EQUIVALENTS, end of period           $  6,657     $  5,213
                                                   --------     --------
                                                   --------     --------


The accompanying notes are an integral part of these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                          (Amounts in Thousands)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCIAL ACTIVITIES:                              1997      1996
                                                      ----      ----
Purchase of certain vending machines,
 computer equipment and fleet through
 issuance of long term debt.                         $4,318    $  -
                                                     ------    -----
                                                     ------    -----





The accompanying notes are an integral part of these consolidated statements

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997


1.  BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements of Texas Bottling Group, Inc., a Nevada corporation, ("TBG" or "the Company") and its wholly owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for fair presentation of financial position, results of operations, and changes in cash flow at June 30, 1997 and for all periods presented. These interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                        June 30,     Dec. 31,
                                          1997         1996
                                        --------     --------
     Raw materials                      $ 3,136       $3,351
     Finished goods                       6,523        4,940
     Repair parts and supplies            1,414        1,036
                                        -------       ------
                                        $11,073       $9,327
                                        -------       ------
                                        -------       ------

3.  INCOME TAXES

     The Company's provision for income taxes for the six months ended June 30, 1997 and 1996, is as follows (in thousands):

                                            1997       1996
                                           ------     ------
             Current                       $  147     $ -0-
             Deferred                       1,957      1,500
                                           ------     ------
                                           $2,104     $1,500
                                           ------     ------
                                           ------     ------

4.  COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

     The Company paid $350,000 for the periods ended June 30, 1997 and 1996 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCBG"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable automatically. The Company also had sales of approximately $6,367,000 and $8,376,000 and purchases of approximately $6,658,000 and $5,814,000 with a subsidiary of CCBG for the periods ended June 30, 1997 and 1996.

     An officer of Coca-Cola Bottling Company of the Southwest ("CCBSW"), the wholly-owned subsidiary of the Company, serves on the Board of Directors of Western Container Corporation, ("Western") a plastic bottle manufacturing cooperative. The Company had purchases of $5,634,000 and $7,546,000 from Western for the periods ended June 30, 1997 and 1996.

5.  SUBSEQUENT EVENT

     On August 1, 1997 the Company paid a $9.4 million dividend to shareholders of record on July 18, 1997. The dividend amounted to $8.54 per share on Class A shares and $8.54 per share on the number of Class A shares each Class B share was convertible into.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     NET REVENUES.  Net revenues for 1997 decreased 5.7% or $3.4 million to
$56.6 million compared to $60.0 million for 1996.   This decrease in net
revenues was due primarily to lower net effective selling prices for 6-pack and 12-pack cans and 20 oz 8-pack PET bottles as well as a decrease in case sales volume. Lower net effective prices resulted from increased price competition in the market. Equivalent case sales decreased 1.7% in 1997 compared to 1996. Net revenues from post-mix as a percentage of total net revenues increased to 8.4% for 1997 as compared to 8.0% for 1996. Net revenues from the Company's Snappy Snack Division increased to 5.5% of net revenue in 1997, as compared to 4.5% in 1996.

     GROSS PROFIT. Gross profit for 1997 decreased 6.7% or $1.9 million to $26.0 million compared to $27.9 million for the same period in 1996. This decrease in gross profit was due to lower net effective selling prices partially offset by lower raw material costs, primarily sweetner, cans and PET bottles. Gross profit as a percentage of net revenues decreased to 46.0% for 1997 compared to 46.5% for 1996 due to the lower net effective selling prices.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1997 decreased 3.3% to $13.4 million from $13.8 million for the same period in 1996, as a result of decreases in casualty insurance reserves partially offset by increases in labor costs and expenditures on merchandising equipment.

     OPERATING INCOME. As a result of the above, operating income for 1997 decreased to $9.0 million or 15.9% of net revenue compared to $11.0 million or 18.3% of net revenue for the same period in 1996.

     INTEREST EXPENSE. Net interest expense was $4.6 million for both 1997 and 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     NET REVENUES. Net revenues for 1997 decreased 3.4% or $3.7 million to $105.4 million compared to $109.1 million for 1996. This decrease in net revenues was due primarily to a decrease in net effective selling price for 6-pack and 12-pack can packages. Lower net effective prices resulted from increased price competition in the market. Equivalent case sales decreased 1.4% in 1997 compared to 1996. Net revenues from post-mix as a percentage of total net revenues increased to 8.3% for 1997 as compared to 7.8% for 1996. Net revenues from the Company's Snappy Snack Division increased to 5.6% of net revenue in 1997, as compared to 4.8% in 1996.

     GROSS PROFIT. Gross profit for 1997 decreased 2.6% or $1.3 million to $49.5 million compared to $50.8 million for the same period in 1996. This decrease in gross profit was due to lower net effective selling prices for cans partially offset by lower raw material costs, primarily sweetner, cans and PET bottles. Gross profit as a percentage of net revenues improved to 47.0% for 1997 compared to 46.6% for 1996.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased 2.6% to $27.6 million from $26.9 million for the same period in 1996, as a result of labor and marketing expense increases partially offset by decreases in casualty insurance reserves.

     OPERATING INCOME. As a result of the above, operating income for 1997 decreased to $14.9 million or 14.1% of net revenue compared to $17.9 million or 16.4% of net revenue for the same period in 1996.

     INTEREST EXPENSE. Net interest expense was $9.1 million for both 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $12.3 million which was generated primarily by operating income. Investing activities used $2.7 million primarily for additions to property, plant, and equipment, while financing activities used $3.5 million which reflects the net of borrowings under the revolving credit facility and the quarterly amortization requirements of the Term Loan. Of total additions to property, plant and equipment of $6.4 million, $4.3 million were acquired through the issuance of long term debt.

     The Term Loan entered into in 1995 provides for mandatory annual prepayment based on excess cash flow as defined for each calendar year. In accordance with the 1995 Bank Agreement, the Company paid $1.5 million prepayment in April, 1997.

     In connection with the 1995 Bank Agreement the Company has entered into an interest rate cap agreement which caps the three month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

     The Company will continue to evaluate the realizability of its deferred tax asset in relation to future taxable income and provide a valuation allowance if necessary. At June 30, 1997, the Company recognized provision for income tax of $2.1 million of which $2.0 million was deferred.

     On August 1, 1997 the Company paid a $9.4 million dividend to shareholders of record on July 18, 1997. The dividend amounted to $8.54 per share on Class A shares and $8.54 per share on the number of Class A shares each Class B share was convertible into.

                                   PART II
                              OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


   On May 30, 1997, the sole shareholder of the Class A Common Stock of the Registrant, by written consent in lieu of the annual meeting, elected Edmund
M. Hoffman, Robert K. Hoffman, and R. A. Walker to serve as Directors of the Registrant.

ITEM 5.  OTHER INFORMATION.

   DIVIDEND PAYMENT. On August 1, 1997, the Registrant paid dividends in the aggregate amount of $9.4 million to its shareholders of record on July 18, 1997.

   CHANGE OF CONTROL. CCBG Corporation is the sole shareholder of The Coca-Cola Bottling Group (Southwest), Inc., the holder of all the outstanding voting stock of the Registrant. By agreement dated August 11, 1997, the Limited Liability Company Agreement of Hoffman Family Investments, L.L.C. (the "Family L.L.C.") has been amended effective March 21, 1997 to add Robert
K. Hoffman as a Manager of the Family L.L.C.. As a Manager of the Family L.L.C., Robert K. Hoffman has voting power and investment power over 15,158 shares of Class A Common Stock of CCBG Corporation held by CCBG Stock Management Limited Partnership (the "Partnership") because the Family L.L.C. is the General Partner of the Partnership. With the addition of the shares held by the Partnership, Robert K. Hoffman is the beneficial owner of 71,200 shares of Class A Common Stock of CCBG Corporation, which is 93.4% of the outstanding voting stock of CCBG Corporation (73.8% of the voting stock after conversion of the outstanding Class B Common Stock, including stock which may be issued pursuant to vested incentive stock options).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Plan approved by the Board of Directors of The Coca-Cola Bottling Group (Southwest), Inc., the Board of Directors of Texas Bottling Group, Inc. and Prudential Insurance Company of America June 4, 1997, to be effective January 1, 1997.

     10.2 Coca-Cola Bottling Company of the Southwest Amendment to Management Incentive Plan adopted by the Board of Directors of Coca-Cola Bottling Company of the Southwest effective June 1, 1997.

     10.3 Amendment Agreement dated June 1, 1997 by and between
          Coca-Cola Bottling Company of the Southwest and the managers who were participants in the Coca-Cola Bottling Company of the Southwest Management Incentive Plan effective January 1, 1994.

     10.4 Amendment Agreement dated June 1, 1997 related to the
          Management Incentive Agreement effective January 1, 1994, by and between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.

     10.5 Amendment Agreement dated June 1, 1997 related to the
          Management Incentive Agreement effective January 1, 1994, by and between The Coca-Cola Bottling Group (Southwest), Inc. and E. T. Summers, III.

     10.6 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement executed June 30, 1997 by and among The Coca-Cola Bottling Group (Southwest), Inc., Texas Bottling Group, Inc., Coca-Cola Bottling Company of the Southwest and E. T. Summers, III, effective January 1, 1997.

     10.7 Amendment Agreement dated June 1, 1997 related to the
          Management Incentive Agreement effective January 1, 1994, by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.

     10.8 The Coca-Cola Bottling Group (Southwest), Inc. Management
          Incentive Agreement executed June 5, 1997 by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson, effective January 1, 1997.

     27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed for the quarter ended June 30, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Texas Bottling Group, Inc.
                                         (Registrant)



Date   AUGUST 12 , 1997                  By: /s/ CHARLES F. STEPHENSON
       ----------------------------          ------------------------------
                                             Charles F. Stephenson
                                             Treasurer and Chief Financial
                                             Officer (duly authorized officer
                                             and Principal Financial Officer)

                              INDEX TO EXHIBITS

Exhibit
   No.                      Description of Exhibit
-------                     ----------------------

  10.1  The Coca-Cola Bottling Group (Southwest), Inc. Management
        Incentive Plan approved by the Board of Directors of The
        Coca-Cola Bottling Group (Southwest), Inc., the Board of
        Directors of Texas Bottling Group, Inc. and Prudential Insurance Company of America June 4, 1997, to be effective January 1, 1997.

  10.2  Coca-Cola Bottling Company of the Southwest Amendment to
        Management Incentive Plan adopted by the Board of Directors of Coca-Cola Bottling Company of the Southwest effective June 1, 1997.

  10.3  Amendment Agreement dated June 1, 1997 by and between
        Coca-Cola Bottling Company of the Southwest and the managers who were participants in the Coca-Cola Bottling Company of the Southwest Management Incentive Plan effective January 1, 1994.

  10.4  Amendment Agreement dated June 1, 1997 related to the
        Management Incentive Agreement effective January 1, 1994, by and between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.

  10.5  Amendment Agreement dated June 1, 1997 related to the
        Management Incentive Agreement effective January 1, 1994, by and between The Coca-Cola Bottling Group (Southwest), Inc. and E. T. Summers, III.

  10.6  The Coca-Cola Bottling Group (Southwest), Inc. Management
        Incentive Agreement executed June 30, 1997 by and among The Coca-Cola Bottling Group (Southwest), Inc., Texas Bottling Group, Inc., Coca-Cola Bottling Company of the Southwest and E. T. Summers, III, effective January 1, 1997.

  10.7  Amendment Agreement dated June 1, 1997 related to the
        Management Incentive Agreement effective January 1, 1994, by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.

  10.8  The Coca-Cola Bottling Group (Southwest), Inc. Management
        Incentive Agreement executed June 5, 1997 by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F.
        Stephenson, effective January 1, 1997.

  27    Financial Data Schedule