Form 10-Q
period 1997-09-30
TEXAS BOTTLING GROUP INC
filed 1997-11-12
CIK 912499

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               -----------------------------------------------

                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------    ----------------------

                       Commission file number  33-69275

                          TEXAS BOTTLING GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Nevada                                             75-2158578
---------------------------------                          -------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

               1999 Bryan Street, Suite 3300, Dallas, Texas  75201
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of November 3, 1997 was $0.00.

     As of November 3, 1997, 541,917 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

      CONSOLIDATED BALANCE SHEETS-SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                    (Amounts in Thousands Except Share Data)

                                                             September 30, 1997  December 31, 1996
                                                             ------------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  3,449           $    636
  Receivables-
    Trade accounts, net of allowance for doubtful
      accounts of $574 and $544 in 1997 and 1996                   19,324             21,349
  Other                                                             4,145              3,280
                                                                 --------           --------
                                                                   23,469             24,629

  Inventories                                                      10,713              9,327
  Prepaid expenses and other                                        1,850              1,498
  Deferred tax asset                                               10,693              9,645
                                                                 --------           --------
    Total current assets                                           50,174             45,735
                                                                 --------           --------
PROPERTY, PLANT, & EQUIPMENT
  Land                                                              4,854              4,866
  Buildings and improvements                                       20,732             20,819
  Machinery and equipment                                          16,787             16,393
  Vehicles                                                         18,883             16,662
  Vending equipment                                                33,726             27,215
  Furniture and fixtures                                            5,791              5,500
                                                                 --------           --------
                                                                  100,773             91,455
  Less-accumulated depreciation                                   (55,949)           (50,312)
                                                                 --------           --------
    Property, plant, and equipment, net                            44,824             41,143
                                                                 --------           --------
OTHER ASSETS:
  Franchise rights, net of accumulated amortization
    of $38,872 as of September 30, 1997 and $36,140               106,629            109,362
    as of December 31, 1996
Goodwill, net of accumulated amortization of $18,751
    as of September 30, 1997 and $17,455 as of
    December 31, 1996                                              50,381             51,676
                                                                 --------           --------
    Franchise rights and goodwill                                 157,010            161,038
  Deferred financing costs and other assets, net of accumulated amortization of $2,340 as of September 30, 1997
   and $2,335 as of December 31, 1996                               7,347              7,852
  Net deferred tax asset                                               -                 355
                                                                 --------           --------

    Total other assets                                            164,357            169,245
                                                                 --------           --------
    Total assets                                                 $259,355           $256,123
                                                                 --------           --------
                                                                 --------           --------

                    The accompanying notes are an integral part of
                          these consolidated balance sheets

                    TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

      CONSOLIDATED BALANCE SHEETS-SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                    (Amounts in Thousands Except Share Data)

                                                    September 30 1997  December 31, 1996
                                                    -----------------  -----------------
CURRENT LIABILITIES:
  Accounts payable                                       $ 13,407          $ 15,496
  Accrued payroll                                           1,301               573
  Accrued insurance                                         2,760             3,342
  Accrued interest                                          4,141             1,364
  Contribution to employees' benefit plans                  1,864             2,158
  Current maturities of long-term debt                     16,227            16,500
                                                         --------          --------
          Total current liabilities                        39,700            39,433
                                                         --------          --------

LONG-TERM DEBT, net of current maturities                 207,465           203,000

OTHER LIABILITIES                                           6,369            3,864

POST RETIREMENT BENEFIT OBLIGATION                          6,124            6,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock Class A, $2 par value; 1,100,249
    shares authorized; 541,917 issued and outstanding
    as of September 30, 1997 and December 31, 1996          1,084            1,084
  Common stock Class B, $2 par value; 228,357 shares
    authorized, issued and outstanding as of
    September 30, 1997 and December 31, 1996
    (convertible to 558,332 shares of Class A)                457              457
  Additional paid-in-capital                               43,459           43,459
  Retained deficit                                        (45,303)         (41,331)
                                                         --------          --------
          Total stockholders' equity (deficit)               (303)           3,669
                                                         --------          --------
          Total liabilities and stockholders' equity
           (deficit)                                     $259,355          $256,123
                                                         --------          --------
                                                         --------          --------

                     The accompanying notes are an integral part of
                          these consolidated balance sheets.

                      TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Amounts in Thousands)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      1997        1996        1997        1996
                                                  ----------   ----------  ----------  ----------

NET REVENUES                                      $   58,362   $   60,193  $  163,762  $  169,263
                                                  ----------   ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of goods sold (exclusive of depreciation
    shown below)                                      31,685       32,539      87,540      90,763
  Selling, general, and administrative                15,911       13,632      43,481      40,499
  Depreciation and amortization                        3,650        3,099      10,725       9,192
                                                  ----------   ----------  ----------  ----------
                                                      51,246       49,270     141,746     140,454
                                                  ----------   ----------  ----------  ----------
          Operating income                             7,116       10,923      22,016      28,809

INTEREST:
  Interest on debt                                    (4,471)      (4,539)    (13,302)    (13,526)
  Deferred financing cost                               (143)        (143)       (429)       (429)
  Interest income                                         17           50          40         186
                                                  ----------   ----------  ----------  ----------
                                                      (4,597)      (4,632)    (13,691)    (13,769)

  Other income, net                                       12          -0-         115          25
                                                  ----------   ----------  ----------  ----------
          Income before income taxes                   2,531        6,291       8,440      15,065

  Provision for income taxes                            (908)      (1,200)     (3,012)     (2,700)
                                                  ----------   ----------  ----------  ----------
          Net income                              $    1,623   $    5,091  $    5,428  $   12,365
                                                  ----------   ----------  ----------  ----------
                                                  ----------   ----------  ----------  ----------

                     The accompanying notes are an integral part of
                          these consolidated balance sheets.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Amounts in Thousands)

                                                      1997         1996
                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  5,428     $ 12,365
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                   10,725        9,192
      Deferred tax provision                           2,813        2,700
      Amortization of deferred financing costs           429          429
      Deferred compensation                              443          745
      Change in assets and liabilities
        Receivables                                    1,160       (2,056)
        Inventories                                   (1,386)      (2,577)
        Prepaid expenses                                (352)        (635)
        Accounts payable                              (1,361)       1,455
        Accrued expenses                               2,195        1,383
        Contribution to employees' benefit plans        (294)        (159)
        Other liabilities                             (1,443)         215
        Postretirement benefit obligation                (33)         120
                                                    --------     --------
          Net cash provided by operating activities   18,324       23,177
                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment         (9,856)     (10,220)
  Other noncurrent assets acquired                      (447)      (1,078)
                                                    --------     --------
        Net cash used in investing activities        (10,303)     (11,298)
                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                  9,000          800
  Issuance of long-term debt                           8,094          -
  Payments on long-term debt                         (12,902)      (9,500)
  Payments of dividends                               (9,400)      (8,400)
                                                    --------     --------

          Net cash used by financing activities       (5,208)     (17,100)
                                                    --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         2,813       (5,221)

CASH AND CASH EQUIVALENTS, beginning of period           636        5,864
                                                    --------     --------

CASH AND CASH EQUIVALENTS, end of period            $  3,449     $    643
                                                    --------     --------
                                                    --------     --------

                 The accompanying notes are an integral part of
                        these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Texas Bottling Group, Inc., a Nevada corporation, ("TBG" or "the Company") and its wholly owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for fair presentation of financial position, results of operations, and changes in cash flow at September 30, 1997 and for all periods presented. These interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                   Sept. 30,      Dec. 31,
                                                     1997           1996
                                                    -------        ------
     Raw materials                                  $ 3,320        $3,351
     Finished goods                                   5,913         4,940
     Repair parts and supplies                        1,480         1,036
                                                    -------        ------
                                                    $10,713        $9,327
                                                    -------        ------
                                                    -------        ------

3.  INCOME TAXES

     The Company's provision for income taxes for the nine months ended September 30, 1997 and 1996, is as follows (in thousands):

                                                1997            1996
                                               ------          ------
     Current                                   $  199          $  -0-
     Deferred                                   2,813           2,700
                                               ------          ------
                                               $3,012          $2,700
                                               ------          ------
                                               ------          ------

4.  COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

     The Company paid $525,000 for the periods ended September 30, 1997 and 1996 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCBG"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable annually. The Company also had sales of approximately $10,166,000 and $11,796,000 and purchases of approximately $10,462,000 and $9,730,000 with a subsidiary of CCBG for the periods ended September 30, 1997 and 1996.

     An officer of Coca-Cola Bottling Company of the Southwest ("CCBSW"), the wholly-owned subsidiary of the Company, serves on the Board of Directors of Western Container Corporation ("Western") a plastic bottle manufacturing cooperative. The Company had purchases of $8,533,000 and $10,348,000 from Western for the periods ended September 30, 1997 and 1996.

     On August 1, 1997 the Company paid a $9.4 million dividend to shareholders of record on July 18, 1997. The dividend amounted to $8.54 per share on Class A shares and $8.54 per share on the number of Class A shares into which each Class B share was convertible.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     NET REVENUES.  Net revenues for 1997 decreased 3.0% or $1.8 million to
$58.4 million compared to $60.2 million for 1996.   Net effective selling
price decreased 5.1% per equivalent case. The decrease in net revenues was due to lower net effective selling prices for high volume packages, including 20 ounce eight-packs, and six and twelve-pack cans, as a result of increased competition in the market, and to a package mix shift from six-pack cans to the lower priced twelve-pack cans. Equivalent case sales decreased .1% in 1997 compared to 1996. Net revenues from post-mix as a percentage of total net revenues increased to 8.9% for 1997 as compared to 8.5% for 1996. Net revenues from the Company's Snappy Snack Division accounted for 5.5% of net revenue in 1997 as compared to 4.6% in 1996.

     GROSS PROFIT. Gross profit for 1997 decreased 3.6% or $1.0 million to $26.7 million compared to $27.7 million for the same period in 1996. This decrease in gross profit was due to lower net effective selling prices offset by lower raw material costs, primarily sweetener, PET bottles and cans.
Gross profit as a percentage of net revenues was 46.0% for both 1997 and 1996.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased 17.6% to $16.0 million from $13.6 million for the same period in 1996, as a result of increases in labor costs, marketing expense and expenditures on merchandising equipment.

     OPERATING INCOME. As a result of the above, operating income for 1997 decreased to $7.1 million or 12.2% of net revenue compared to $10.9 million or 18.1% of net revenue for the same period in 1996.

     INTEREST EXPENSE. Net interest expense was $4.6 million for both 1997 and 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     NET REVENUES.  Net revenues for 1997 decreased 3.2% or $5.5 million to
$163.8 million compared to $169.3 million for 1996.   Net effective selling
price decreased 4.6% per equivalent case. The decrease in net revenues was due to lower net effective selling prices for high volume packages, including 20 ounce eight-packs, and six and twelve-pack cans, as a result of increased competition in the market, and to a package mix shift from six-pack cans to the lower priced twelve-pack cans. Equivalent case sales decreased 1.0% in 1997 compared to 1996. Net revenues from post-mix as a percentage of total net revenues increased to 8.5% for 1997 as compared to 8.1% for 1996. Net revenues from the Company's Snappy Snack Division accounted for 5.5% of net revenue in 1997 as compared to 4.7% in 1996.

     GROSS PROFIT. Gross profit for 1997 decreased 2.9% or $2.3 million to $76.2 million compared to $78.5 million for the same period in 1996. This decrease in gross profit was due to lower net effective selling prices offset by lower raw material costs, primarily sweetener, PET bottles and cans. Gross profit as a percentage of net revenues improved to 46.5% for 1997 compared to 46.4% for 1996.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased 7.4% to $43.5 million from $40.5 million for the same period in 1996, as a result of labor expense and marketing expense increases partially offset by decreases in casualty insurance reserves.

     OPERATING INCOME. As a result of the above, operating income for 1997 decreased to $22.0 million or 13.4% of net revenue compared to $28.8 million or 17.0% of net revenue for the same period in 1996.

     INTEREST EXPENSE. Net interest expense for 1997 decreased to $13.7 million from $13.8 million in 1996, as a result of declining principal balances due to quarterly principal payments offset by interest on the issuance of long term debt used to acquire property, plant, and equipment.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $18.3 million which was generated primarily by operating income. Investing activities used $2.2 million primarily for additions to property, plant, and equipment, while financing activities used $13.3 million which reflects the net of borrowings under the revolving credit facility and the quarterly amortization requirements of the Term Loan. Of total additions to the property, plant and equipment of $9.9 million, $8.1 million were acquired through the issuance of long term debt.

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

     At September 30, 1997, the Company recognized $3.0 million net deferred tax expense of which $2.8 million was deferred.

     On August 1, 1997 the Company paid a $9.4 million dividend to shareholders of record on July 18, 1997. The dividend amounted to $8.54 per share on Class A shares and $8.54 per share on the number of Class A shares into which each Class B share was convertible.

                                   PART II
                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed for the quarter ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Texas Bottling Group, Inc.
                                       (Registrant)



Date  November 12 , 1997               By:  /s/ Charles F. Stephenson
     --------------------                 ----------------------------------
                                          Charles F. Stephenson
                                          Treasurer and Chief Financial
                                          Officer (duly authorized officer
                                          and Principal Financial Officer)