Form 10-K
period 1997-12-31
TEXAS BOTTLING GROUP INC
filed 1998-03-31
CIK 912499

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1997
                          -----------------------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

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

            1999 BRYAN STREET, SUITE 3300, DALLAS, TEXAS 75201
            --------------------------------------------------
            (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (214) 969-1910
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                           ------

Securities registered pursuant to Section 12(g) of the Act: 9% SENIOR
                                                            SUBORDINATED NOTES
                                                            DUE 2003

                                                            (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1998 was $0.00.

     As of March 1, 1998, 541,916 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

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



                              CORPORATE STRUCTURE

                        -------------------------------
                               CCBG Corporation
                                  ("Parent")
                        -------------------------------
                                       |
                                       |
                                       |
                        -------------------------------
                         The Coco-Cola Bottling Group
                               (Southwest), Inc
                                 ("CCB GROUP")
                        -------------------------------
                                       |
                                       |
                                       |
                                       |
                                       |
                                ---------------
                                | 49% Equity  |
                                | 100% Voting |
                       |           ------------------------------
                       |             Texas Bottling Group, Inc.
                       |                (the "Company")
                       |           ------------------------------
                       |
                       |
                       |

                       |
----------------------------       ------------------------------
 Southwest Coca-Cola                 Coca-Cola Bottling Company
Bottling Company, Inc.                            of
 ("Southwest Coke")                         the Southwest
                                         ("San Antonio Coke")
----------------------------       ------------------------------

_____________ Consolidated

 ............. Unconsolidated


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

INDUSTRY OVERVIEW

     Carbonated soft drinks are the most consumed beverages in the United States, ahead of tap and bottled water, coffee and beer. Industry retail sales volume for 1996 is estimated to have been slightly under $54 billion, which is believed to be approximately 28.8% of the beverage market based on consumption. Per capita consumption of soft drinks is estimated to have been 52.5 gallons in 1996, as compared to 41.5 gallons in 1986, representing a compound annual increase of 2.4% since 1986. The only other segment of the beverage market in which per capita consumption has increased since 1986 is bottled water, although its share of the beverage market is estimated to have been only 6.1% in 1996. The following table shows the per capita consumption in gallons, market share and compound growth rate for products in the U.S. beverage market since 1986, according to information recently compiled and revised by an industry trade magazine:

                                                                                 Compounded
                                                                                 Rate Change
                                            1986                  1996           1986 - 1996
                                    -----------------     ------------------     -----------
                                    Gal. per     % of     Gal. per      % of       Gal. per
                                     Capita      Mkt.      Capita       Mkt.        Capita
                                    --------     -----    --------      -----    -----------
Carbonated Soft Drinks                41.5       22.7%       52.5       28.8%        2.4%

Beer                                  24.2       13.3        22.1       12.1        (0.9)

Coffee                                27.1       14.9        20.4       11.2        (2.8)

Milk                                  19.9       10.9        18.6       10.2        (0.7)

Juices & Powders                      13.5        7.4        13.6        7.5         0.1

Tea                                    7.3        4.0         7.0        3.8        (0.4)

Bottled Water                          5.0        2.7        11.1        6.1         8.2

Wine and Distilled Spirits             4.1        2.2         3.0        1.6        (3.1)

All other (including tap water)       39.9       21.9        34.2       18.7        (1.5)
                                     -----      -----       -----      -----
    Total                            182.5      100.0%      182.5      100.0%
                                     -----      -----       -----      -----
                                     -----      -----       -----      -----


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

     Based on the latest industry information available, products of The Coca-Cola Company accounted for 43.1% of national soft drink sales in the United States, followed by products of PepsiCo, Inc. with 31.0% of sales during 1996. Dr Pepper Company branded products accounted for 7.5% of national soft drink sales in 1996. Of national sales of diet soft drinks in 1996, products of The Coca-Cola Company accounted for 49.2%, products of PepsiCo, Inc. accounted for 32.2% and Dr Pepper Company brands accounted for 4.2%.

     Supermarkets and other retail "home market" accounts, including grocery stores, convenience stores, mass-merchandisers, drug stores, liquor stores and other similar retail outlets, remain the predominant distribution channels, followed by on-premise consumption (fountain) volume and "single drink" sales, primarily through vending machines.

SOFT DRINK PRODUCTS

     Carbonated soft drink products of The Coca-Cola Company produced and distributed by San Antonio Coke include Coca-Cola Classic, diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Mr. PiBB, Minute Maid orange soda, Fresca, Barq's, Surge, Citra and other brands. Non-carbonated products of The Coca-Cola Company distributed by San Antonio Coke include PowerAde, Nestea, Fruitopia and Minute Maid Juices to Go. San Antonio Coke also produces and distributes products of Dr Pepper Company primarily in the metropolitan areas in and around San Antonio and Corpus Christi. Various other products, including Canada Dry mixers, Hershey's and Evian water, are produced and/or distributed in various parts of San Antonio Coke's territories under franchise agreements with the companies that own the trademarks and supply the concentrates or finished products for those beverages.

     The following table sets forth San Antonio Coke's total equivalent case sales of The Coca-Cola Company and Dr Pepper Company products as a percentage of its total soft drink equivalent case sales:

                             The
                          Coca-Cola
        Year               Company           Dr Pepper
        ----              ---------          ---------
        1995                 73%                19%
        1996                 75%                19%
        1997                 77%                21%

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

     The Coca-Cola Company is the sole owner of the secret formulae under which the primary component (concentrate or syrup) of various cola products bearing the trademark "Coca-Cola" is manufactured. Each concentrate, when mixed with water and sweetener, produces syrup, which, when mixed with carbonated water, produces one of the soft drinks bearing the trademark "Coca-Cola" or "Coke." San Antonio Coke currently produces its own syrup by mixing concentrate purchased from The Coca-Cola Company with sweeteners purchased from outside sources. Except to the extent reflected in the price of concentrate or syrup, no royalty or other compensation is paid under the franchise agreements to The Coca-Cola Company for the right of San Antonio
Coke to use the trade names and trademarks "Coca-Cola" and "Coke" in its territories and the associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company.

     Under the terms of its Coca-Cola franchise agreements with The Coca-Cola Company (the "Coca-Cola Bottler's Contract"), San Antonio Coke is required to purchase either concentrate or syrup manufactured only by The Coca-Cola Company for Coca-Cola trademarked cola products. The concentrate or syrup is sold to San Antonio Coke at a base price established in 1978 and adjusted from time to time to reflect changes in the Consumer Price Index and, in the case of diet brands, changes in the price of sweeteners. The Coca-Cola Bottler's Contract will remain in effect for an unlimited period of time, subject to termination upon due notice by The Coca-Cola Company that there has been a violation of any of the prescribed terms thereof and subject to automatic termination if San Antonio Coke is placed in receivership or becomes bankrupt. Franchise agreements for other products of The Coca-Cola Company are issued either for ten-year periods renewable on the same terms at the option of San Antonio Coke or in perpetuity subject to certain requirements.

     The franchise agreements relating to soft drink products from Dr Pepper Company and other soft drink franchisors are granted in perpetuity and are otherwise similar to the Coca-Cola Bottler's Contract, except that they contain change of control provisions triggered by the sale of the stock of the franchisee, certain marketing-related performance requirements and provisions permitting the franchisor to unilaterally set from time to time the price of concentrate and syrup. The territories covered by the franchise agreements for products of other franchisors generally correspond with the territories covered by the Coca-Cola Bottler's Contract except for territories not covered by Dr Pepper franchises.

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

SOFT DRINK MARKETING

     During 1997, approximately 86% of San Antonio Coke's total equivalent case sales of soft drink products were sold to the "home market" through supermarkets, grocery stores, convenience stores, mass-merchandisers, drug stores, liquor stores and other similar retail outlets. The remaining soft drink equivalent case sales were made to the "single drink" market, which consists primarily of sales for immediate consumption through various types of vending machines owned by San Antonio Coke, retail outlets or third-party vending companies. San Antonio Coke maintains approximately 261 routes for which the route drivers are primarily responsible for marketing, servicing and delivering products to retail and vending machine accounts. Advance sales also are made by sales persons who both call on and make telephone solicitations to accounts, which are then serviced and delivered by route drivers and merchandisers.

     San Antonio Coke sells soft drink products in a variety of non-returnable glass and plastic bottles and in cans in proportions varying from territory to territory. Within a single geographic territory, there may be as many as 13 different packages for Coca-Cola products, in addition to pre-mix containers and post-mix syrup packages.

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

     Approximately 41% of San Antonio Coke's 1997 net revenues were derived from its five largest customers. One customer, H.E. Butt Grocery Company, accounted for 21%, 24% and 28% of net revenues in 1997, 1996 and 1995, respectively. No other single customer accounted for more than 10% of net revenues during 1997.

COMPETITION

     The beverage business is highly competitive. Soft drink products, both carbonated and non-carbonated, are sold in competition with water, coffee, milk and beer as well as with fruit drinks and fruit juices in a variety of outlets from supermarkets to restaurants. Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, as well as chain store and private label soft drinks. The principal methods of competition in the soft drink industry include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. Management of the Company believes that brand recognition is the primary factor affecting the competitive position of San Antonio Coke.

     The major national-brand competitors of San Antonio Coke are bottlers of Pepsi-Cola products, including Pepsi-Cola Company Owned Bottling Operations and independent Pepsi-Cola bottlers, and grocery chains which distribute private label soft drinks. Although reliable, relevant data are not available to measure San Antonio Coke's total share of sales in the beverage market, information based on sales of national brand soft drink products in supermarkets and other grocery stores indicates that San Antonio Coke's share of such sales exceeds the share of its Pepsi bottler competitor in all of its territories.

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

     San Antonio Coke purchases substantially all of its empty plastic bottles (in sizes ranging from twenty ounces to three liters) from Western Container Corporation ("Western Container"), a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which both Southwest Coke and San Antonio Coke are members and collectively own 42.2%. During 1993, San Antonio Coke entered into a five-year supply agreement with Western Container. The agreement requires San Antonio Coke to pay a maximum amount per calendar quarter of $232,704 reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one-liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period are refunded. Applicable purchases from Western Container in 1997 by San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under the contract.

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

     Bills are considered from time to time in various state legislatures which would prohibit the sale of beverages unless a deposit is made for the containers. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in non-returnable containers as a means of encouraging the use of returnable containers. In addition, various bills have been proposed and are currently under consideration by Congress and various state legislatures which would require consumers to make a deposit upon the purchase of beverages sold in non-returnable containers. No such legislation is currently in effect and, to the knowledge of management of the Company, none is currently under consideration in the state legislatures of any territories served by San Antonio Coke.

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

EMPLOYEES

     As of December 31, 1997, the Company had no employees, although 15 administrative employees of CCB Group provide management services to the Company for which the Company pays a management fee which in 1997 totaled $0.7 million. San Antonio Coke had 1,285 full-time employees, of whom 119 were administrative employees, 330 were production, warehouse and transportation employees and 836 were sales, marketing and distribution employees. None of the Company's employees is currently covered by a collective bargaining agreement. Management of the Company believes that employee relations are satisfactory.

ITEM 2.   PROPERTIES

     As of December 31, 1997, San Antonio Coke operated seven soft drink facilities, including one production facility, one combination production and distribution facility and five distribution facilities. Two of the facilities of San Antonio Coke are leased and the rest are owned. The Company's executive offices are located at 1999 Bryan Street, Suite 3300, Dallas, Texas in premises leased by CCB Group.

     Management of San Antonio Coke believes its production and distribution facilities are all in good condition and are adequate for San Antonio Coke's operations as presently conducted and provide sufficient capacity for increased manufacturing and distribution within the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     San Antonio Coke is a defendant in a number of lawsuits which have arisen from the normal operation of its business and involve alleged injuries from vehicles and other accidents, work-related accidents, package failure and foreign matter in bottles or cans, trade credit or employment-related claims. These matters are defended by various insurance carriers or are otherwise so limited in exposure that the risk of loss in these matters is not material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          There is no established public trading market for either class of the Company's Common Stock. As of March 1, 1998, the Company had outstanding 541,916 shares of its Class A Common Stock held by one shareholder and 228,357 shares of its Class B Common Stock held by three shareholders.

     Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Company's Board of Directors. The Company's loan agreement with its principal lenders and the Indenture pursuant to which the Company issued its 9% Senior Subordinated Notes Due 2003 restrict the payment of dividends by the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected income statement and balance sheet data for the years ended December 31, 1993 through December 31, 1997 have been derived from the Company's Consolidated Financial Statements. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1993       1994       1995       1996       1997
                                                    ----       ----       ----       ----       ----
OPERATING DATA:
   Net revenues                                   $193,541   $206,987   $215,095   $220,796   $217,508
   Gross profit                                     93,817    100,781     97,862    101,460    101,250
   Operating income                                 30,733     35,651     36,160     36,285     28,966
   Total interest expense                           26,528     32,070     20,462     18,370     18,304
   Income (loss) before cumulative effect of
      changes in accounting principles and
      extraordinary items                            4,395      3,694     15,883     18,263     10,836
   Net income (loss)                               (14,310)     3,694     28,486     15,292      6,946
OTHER DATA:
   EBITDA(a)                                        40,587     46,335     47,708     49,101     43,410
   Depreciation                                      4,379      5,213      6,077      7,290      8,364
   Amortization of intangible assets                 5,475      5,471      5,471      5,526      6,080
   Interest rate swap                                   --      7,829         --         --         --
   Amortization of debt issuance costs                 353        602        584        572        572
   Capital expenditures                              6,424      6,554      9,802     10,887     10,530
   Cash flows provided by (used for):
      Operating activities                          15,104     21,141     28,002     25,109     24,161
      Investing activities                          (7,161)    (6,605)    (9,802)   (13,937)   (11,026)
      Financing activities                          (8,112)    (9,065)   (18,469)   (16,400)   (13,296)
   Ratio of earnings to fixed charges                 1.17       1.12       1.78       1.99       1.58

                                                                                 AT DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                          1993          1994          1995          1996          1997
                                                          ----          ----          ----          ----          ----
  BALANCE SHEET DATA:
   Working capital                                      $  9,532      $ 10,256      $  1,271      $  6,302      $ 21,228
   Total assets                                          245,418       241,846       259,546       256,123       250,431
   Long-term debt, less current maturities               245,300       236,500       215,500       203,000       214,867
   Stockholders' equity (deficit)                        (27,580)      (23,886)       (3,223)        3,669         1,215

(a) "EBITDA" represents, for any relevant period, income (loss) before extraordinary item plus interest, taxes, depreciation, amortization of intangible assets, amortization of other assets, gain or loss on sale of assets and extraordinary items. EBITDA should not be construed to be an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. EBITDA is included because it is one measure used by certain investors to determine the Company's operating cash flow and historical ability to service its indebtedness. EBITDA is not intended as an alternative to, or a better indicator of, liquidity than cash flow from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix (approximately 8.4% of the Company's net revenues) and contract bottling are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products, and contract bottling is done for other distributors as capacity permits and does not include licensed products for the franchised territory. All references to net revenues and gross profit include volumes for post-mix and contract sales.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET REVENUES. Net revenues for the Company decreased 1.5% or $3.3 million to $217.5 million compared to $220.8 million for 1996. Net effective selling price per equivalent case decreased 4.8% primarily as a result of competitive pressures. Equivalent case sales were flat in 1997 compared to 1996. Net Revenues from post-mix as a percentage of total net revenue increased to 8.4% for 1997 as compared to 8.1% in 1996. Net Revenues from the Company's Snappy Snack division accounted for 5.6% of total net revenues for 1997.

     GROSS PROFIT. Gross profit for 1997 decreased 0.2% or $0.2 million to $101.3 million compared to $101.5 million for 1996. Favorable raw material pricing for PET bottles and sweetener offset the decrease in net effective selling price per equivalent case. Gross profit as a percentage of net revenues was 46.6% for 1997 and 46.0% for 1996.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased 10.3% to $57.8 million from $52.4 million in 1996. Selling, general and administrative expenses increased as a percentage of net revenues to 26.6% in 1997 from 23.7% in 1996. This increase was due primarily to an increase in salary and wages associated with increased hiring in key sales positions partially offset by a reduction in casualty insurance expense.

     OPERATING INCOME. Operating income for 1997 decreased to $29.0 million or 13.3% of net revenues, compared to $36.3 million or 16.4% of net revenue for 1996. The operating income decrease was a result of the decrease in gross profit, the increase in selling, general and administrative expenses and a $1.6 million increase in depreciation and amortization.

     INTEREST EXPENSE. Net interest expense was $18.3 million and $18.4 for 1997 and 1996 respectively.

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

     GROSS PROFIT. Gross profit for 1996 increased 3.7% or $3.6 million to $101.5 million compared to $97.9 million for 1995. This increase reflects the increase in net selling price and lower costs of raw materials, particularly aluminum cans, sweetener and plastic bottles. Gross profit as a percentage of net revenue was 46.0% for 1996 and 45.5% for 1995.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased 4.4% to $52.4 million from $50.2 million in 1995. Selling, general and administrative expenses increased as a percentage of net revenues to 23.7% in 1996 from 23.3% in 1995. This increase was due primarily to an increase in salary and wages which was partially offset by a reduction in casualty insurance expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $24.1 million in 1997, generated primarily by net income, plus depreciation and amortization. Investing activities used $11.0 million primarily for additions to property, plant and equipment, while financing activities used $13.3 million primarily for payments on long-term debt net of borrowings under lines of credit and to pay a dividend of $9.4 million to the Company's shareholders.

     Effective March 11, 1998, the Company entered into a new five-year credit agreement with NationsBank, National Association, as agent for a syndication of financial institutions (the "1998 Bank Credit Facility"). The 1998 Bank Credit Facility provides the Company a revolving credit facility (the "1998 Revolver") under which the Company may borrow up to $230 million. The 1998 Bank Credit Facility requires that the proceeds therefrom be used to refinance existing indebtedness, including the repurchase of the Company's 9% Senior Subordinated Notes due 2003 (the "9% Notes"), or as otherwise allowed under the new credit agreement.

     The 1998 Revolver bears interest at a rate equal to LIBOR plus 0.375% to 1.0% or the Alternate Base Rate, as defined. Interest rates on the 1998 Revolver are subject to change, depending on the ratio of Total Debt to Earnings, as defined, at the end of each calendar quarter. Interest payments are payable quarterly or as otherwise provided in the 1998 Revolver. The Company must pay a commitment fee of 0.18% to 0.275% of the average daily unused committed amount of the 1998 Revolver. Commitment fees are payable quarterly in arrears and are subject to change, depending on the ratio of Total Debt to Earnings at the end of each calendar quarter. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Senior Credit Facility at closing, which fee was approximately $1.15 million and will be amortized over the life of the 1998 Bank Credit Agreement.

     Under the 1998 Bank Credit Facility, the lenders received a first priority perfected security interest in all of the existing and future capital stock of San Antonio Coke. Upon the fourth consecutive fiscal quarterly determination of Total Debt to Earnings of not greater than 4.5 to 1, the Company may elect unsecured status.

     The 1998 Bank Credit Facility is subject to certain restrictive covenants that among others require maintenance of minimum ratios of Debt to Earnings, as defined, maintenance of Earnings to Fixed Charges, as defined, and limitations of capital expenditures. The 1998 Bank Credit Agreement does permit the payment of dividends and other distributions to shareholders so long as no default exists.

     The Company used proceeds from the 1998 Bank Credit Agreement to repay borrowings under a loan agreement with Texas Commerce Bank National Association, as agent for a syndication of financial institutions (the "1995 Bank Agreement"), as well as certain other debt outstanding. The 1995 Bank Agreement provided for a $115 million term loan (the "1995 Term Loan") of which $79 million was outstanding at December 31, 1997 and a $25 million revolving credit facility (the "1995 Revolver") of which $8 million was outstanding at December 31, 1997.

     In connection with the repayment of the 1995 Bank Agreement, remaining unamortized costs including an interest rate cap purchased in 1995 (approximately $1.1 million) associated with the 1995 Bank Agreement will be recorded net of income tax benefit as an extraordinary loss in 1998. To the extent the 9% Notes are called or repurchased in 1998, an additional extraordinary loss will be recorded for unamortized costs or premiums paid on the call or repurchase.

     Both the 1995 Term Loan and the 1995 Revolver accrued interest at the Company's option at either Alternate Base Rate (8.5% as of December 31, 1997) or Eurodollar Rate (6% as of December 31, 1997) plus 1.00%. A commitment fee of 0.25% was charged on the average daily unused portion of the 1995 Revolver. Interest rates on the 1995 Bank Agreement became subject to change after March 31, 1996 depending on the ratio of Total Debt to Cash Flow, as defined, at the end of each calendar quarter. The interest rates were adjusted quarterly in a range from a maximum of Alternate Base Rate plus 0.25% or Eurodollar Rate plus 1.50% to a minimum of Alternate Base Rate or Eurodollar Rate plus 0.50% according to a grid of permitted debt to cash flow ratios.

     On August 1, 1997 the Company paid a $9.4 million dividend to shareholders of record on July 18, 1997. The dividend amounted to $8.54 per share on outstanding shares of Class A Common Stock and $8.54 per share on the number of shares of Class A Common Stock into which outstanding shares of Class B Common Stock are convertible.

     The Company makes capital expenditures on a recurring basis for fleet, vending and dispensing equipment. Capital expenditures for production equipment are required from time to time to reflect changes in the sales package mix. Capital expenditures in 1997 were approximately $10.5 million, of which approximately $8.8 million were for fleet, vending equipment and dispensing equipment and $1.7 million were for production equipment and building improvements. Capital expenditures in 1996 were approximately $10.9 million, of which approximately $7.8 million were for fleet, vending equipment and dispensing equipment, $1.8 million were for computer equipment and $1.3 million were for production equipment and building improvements. During 1995, the Company made capital expenditures of approximately $9.8 million, of which approximately $6.7 million were for fleet, vending equipment and dispensing equipment and $3.1 million were for production equipment, buildings and improvements. The Company believes that its current production capacity and existing facilities are adequate to meet anticipated growth and package shifts for several years. Management believes that the cash flows generated from operations and the use of net operating losses are sufficient to sustain operations for the foreseeable future.

     The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warm weather. The first quarter operating performance is usually lower than the other three quarters as a result of winter weather, primarily in the months of January and February.

YEAR 2000 ISSUES

     The Company uses software and related technologies throughout its businesses that might be affected by the so-called "Year 2000 problem." This problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. The Company is in the process of reviewing and testing the software in its management information system so that any modifications needed for it to be Year 2000 compliant can be made. The Company believes that it will be able to modify, if necessary, all such software in time to minimize any significant detrimental effects on operations. Though it is not possible to accurately estimate the cost of this work, the Company expects that such costs will not be material to the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers and directors of the Company and San Antonio Coke.


Name                        Age       Position
----                        ---       --------
Edmund M. Hoffman            76       Co-Chairman and Director of the Company;
                                      Co-Chairman and Director of San Antonio
                                      Coke

Robert K. Hoffman            50       Co-Chairman and Director of the Company;
                                      Co-Chairman and Director of San Antonio
                                      Coke

E. T. Summers, III           50       President and Chief Operating Officer
                                      of the Company and San Antonio Coke

Charles F. Stephenson        46       Vice President, Treasurer, Chief
                                      Financial Officer and Chief Accounting
                                      Officer of the Company; Treasurer of San
                                      Antonio Coke

Gary R. Phy                  45       Vice President-Finance and Chief
                                      Accounting Officer of San Antonio Coke

Stephanie L. Ertel           51       Vice President, General Counsel and
                                      Secretary of the Company and San Antonio
                                      Coke

R. A. Walker                 41       Director

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

     Charles F. Stephenson has been Vice President, Treasurer and Chief Financial Officer of the Company and Treasurer of San Antonio Coke and its corporate predecessors since 1986 and has also been an officer of Parent and CCB Group and their corporate predecessors, as well as Southwest Coke, since 1986. Mr. Stephenson became President of Southwest Coke in 1994 and President of CCB Group in 1995. Mr. Stephenson joined CCB Group in February 1986 and joined the Company at its inception (December 1986) as Treasurer and Chief Financial Officer.

     Gary R. Phy became Vice President-Finance and principal accounting officer of San Antonio Coke in 1995. He continues to serve as Senior Vice President-Finance of Southwest Coke, a position he has held since October, 1990. Mr. Phy has over 26 years of experience in the soft drink and food service businesses. He held positions at Automated & Custom Food Services, Inc., a division of CCB Group from April 1988 to October 1990.

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

     R. A. Walker has served as a director of the Company since October 1996. Mr. Walker is a Managing Director for Prudential Capital Group in Dallas, Texas, a position he has held since 1990. Mr. Walker also serves on the Board of Directors of YPF/Maxus Energy and Seagull Energy.

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


                          SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                                 ----------------------------------
                                               Annual Compensation                       Awards             Payouts
                               ------------------------------------------------  -----------------------    -------
                                                                        Other                 Securities
                                                                        Annual   Restricted      Under-               All Other
                                                                        Compen-     Stock        lying        LTIP     Compen-
                                                                        sation    Award(s)      Options/    Payouts    sation
        Name                   Year       Salary ($)     Bonus ($)        ($)       ($)         SARs(#)       ($)        ($)
        ----                   ----       ----------     ---------     --------  ----------   ----------    -------   ---------
Edmund M. Hoffman(1)           1997        $900,000      $440,500                                                       $6,400
                               1996         800,000       440,500                                                        6,000
                               1995         775,008       390,500                                                        6,000

Robert K. Hoffman(1)           1997         900,000       421,500                                                        6,400
                               1996         800,000       421,500                                                        6,000
                               1995         775,008       371,500                                                        6,000

Charles F. Stephenson(1)       1997         387,500       200,000                                           300,000(3)   6,400
                               1996         357,500       200,000                                                        6,000
                               1995         325,000       190,000      213,223(2)                                        6,000

E. T. Summers, III             1997         375,000                                                         225,000(4)   6,400
                               1996         348,076           ---                                                        3,750
                               1995         324,423        86,800                                                        3,750

Stephanie L. Ertel(1)          1997         260,000                                                                      6,400
                               1996         260,000           ---                                                        6,000
                               1995         260,000           ---                                                        6,000

(1) Salaries paid by CCB Group; the Company currently pays a management fee of $58,333 per month to CCB Group. See "Certain Relationships and Related Transactions."

(2)  Includes $206,623 as value of stock appreciation rights received in 1995.

(3)  Payment under the 1994 CCB Group Management Incentive Plan, as amended.

(4) Includes payments under the 1994 San Antonio Coke and 1994 CCB Group Management Incentive Plans, as amended.

     Mr. Walker was not compensated for service as a director and all other directors are also officers and receive the compensation shown above.

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

EMPLOYEE BENEFIT PLANS

     401(K) PLAN. CCB Group maintains The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan (the "401(k) Plan") for employees of CCB Group and its affiliates, including San Antonio Coke, who have completed one year of service. The 401(k) Plan is a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Each participating employer contributes to the account maintained under the 401(k) Plan for its employees an amount equal to 100% of the participant's contribution under the 401(k) Plan up to 4% of his compensation for a particular year. The participant can contribute from 1% to 15% of compensation each year. In addition to the employer's matching contribution, the Board of Directors of the employer may provide for the contribution of additional amounts by the employer. The matching contributions by CCB Group during 1997 with respect to the individuals employed by CCB Group and named in the cash compensation table were as follows:
Edmund M. Hoffman, $6,400; Robert K. Hoffman, $6,400; Stephanie L. Ertel, $6,400; and Charles F. Stephenson, $6,400. The matching contribution by San Antonio Coke during 1997 with respect to E. T. Summers, III, was $6,400. The portion of CCB Group's or San Antonio Coke's matching contribution which unconditionally vested during 1997 for each of the above-named individuals was 100%. No amounts were distributed from the 401(k) Plan during 1997 to any of the Company's executive officers, except for Edmund M. Hoffman, who received $35,574 in benefits.

     All contributions paid by participants or CCB Group and its affiliates, including San Antonio Coke, under the 401(k) Plan are held and invested by Wilmington Trust Company, the trustee of The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates 401(k) Plan Trust (the "401(k) Plan Trust"), pursuant to the terms of the 401(k) Plan.

     The 401(k) Plan is administered by an administrative committee appointed by the Board of Directors of CCB Group. A participant may withdraw from the 401(k) Plan Trust all of the participant's after-tax contributions (made prior to January 1, 1989), if any, and any earnings thereon. For extreme hardships, the participant may also withdraw pre-tax contributions, if any, made after December 31, 1988. Participants may also borrow from the 401(k) Plan Trust within the parameters set by the 401(k) Plan. Each participant's interest in contributions made by CCB Group and its affiliates to the 401(k) Plan vests 20% per year for each year the participant is employed with CCB Group or an affiliate of CCB Group, including the Company and San Antonio Coke after completing one year of employment.

     Prior to July 1, 1996, San Antonio Coke maintained a 401(k) plan for its employees. The San Antonio Coke 401(k) plan was merged into the 401(k) Plan effective July 1, 1996.

     RETIREMENT PLAN. CCB Group maintains The Coca-Cola Bottling Group (Southwest), Inc. and Affiliates Retirement Plan (the "Retirement Plan") for its employees and the employees of its affiliates, including San Antonio Coke, who are at least 21 years of age and have completed at least one year of service. The Retirement Plan is a qualified defined benefit plan and, subject to certain maximum limitations, bases pension benefits on a percentage of the employee's average annual compensation for the five highest consecutive calendar years of compensation out of the employee's last ten years of credited service, multiplied by the employee's years of credited service. The Retirement Plan provides for a normal and late retirement pension, an early retirement pension and a disability retirement pension. Generally, a participant's benefit will vest upon his or her completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1997, Edmund M. Hoffman, Robert K. Hoffman, Charles F. Stephenson, Stephanie L. Ertel and E. T. Summers, III had 28, 22, 12, 13 and 1 years of credited service, respectively. The amount of the contribution with respect to a specific participant is not calculated separately by the actuaries for the Retirement Plan. The 1997 minimum required contribution to the Plan, as calculated by the Plan's actuaries, was equal to approximately 1.7% of the compensation of the covered group of participants. The term "compensation" includes the total cash remuneration paid by the Company or an affiliate to an employee for a calendar year as reported on the employee's Federal income tax withholding statement excluding, however, deferred compensation, stock options and other distributions which receive special Federal income tax treatment.
The amount of pension actually accrued under the pension formula is payable in the form of a life annuity unless an alternative payment form is elected with an actuarial adjustment.

     The following table sets forth the annual retirement benefits payable under the Retirement Plan at age 65 based on an employee's assumed average annual compensation for the five-year period preceding retirement and assuming actual retirement in 1997. In no event may the estimated benefit exceed the maximum benefit limitation contained under Section 415 of the Internal Revenue
Code.   Currently the maximum compensation allowed for calculation of benefits is $160,000 (on a single life, or qualified joint and survivor, basis) unless prior to January 1, 1983 a higher benefit had been accrued under prior law.

Assumed Average Annual                            Years of Credited Service with the Company
Compensation                                  ----------------------------------------------------
For Five Highest Consecutive
Years of Service in Last Ten                    15          20         25         30         35
Years of Credited Service (a)                  Years       Years      Years      Years      Years
-----------------------------                 -------     -------    -------    -------    -------
$100,000  . . . . . . . . . . . . . . . .     $20,393     $27,190    $33,988    $40,786    $47,583
$125,000  . . . . . . . . . . . . . . . .      26,205      34,940     43,676     52,411     61,146
$150,000  . . . . . . . . . . . . . . . .      32,018      42,690     53,363     64,036     74,708
$175,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$200,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$225,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$250,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$300,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$400,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$450,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133
$500,000  . . . . . . . . . . . . . . . .      34,343      45,790     57,238     68,686     80,133

(a) The maximum compensation allowed for calculation of benefits under IRC 401(a)(17) was $160,000 in 1997.

     Prior to December 31, 1996, employees of San Antonio Coke who were 21 years of age and had completed one year of service were participants in the Retirement Plan for Employees of Coca-Cola Bottling Company of the Southwest (the "Old Retirement Plan"). The Old Retirement Plan was a qualified defined benefit plan. The Old Retirement Plan was merged into the Retirement Plan as of December 31, 1996. Benefits accrued to participants in the Old Retirement Plan were calculated as of December 31, 1996 by the actuaries for the Retirement Plan and incorporated into the Retirement Plan to provide for the plan merger. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996 are determined by using the benefit formula of the Retirement Plan (which is 38% higher than the formula under the Old Retirement
Plan) and counting years of service after December 31, 1996. This amount is added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. Generally, a participant's benefit will vest upon completion of five years of vesting service (as such term is defined in the Retirement Plan). As of December 31, 1996, E.T. Summers, III had 23 years of credited service under the Old Retirement Plan, which credited service is reflected in his frozen benefits in the Retirement Plan. The annual normal form benefit payable under the Old Retirement Plan based on retirement at age 65 for E.T. Summers, III is $42,362.

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

     The Company's Stock Option Plan provides that the fair market value of the Class A Common Stock of the Company for purposes of determining the value of the optioned stock and related SARs shall be based on sales of the Class A Common Stock or the Class B Common Stock within six months prior to such determination, or, if no such sales of stock of the Company have occurred, the fair market value will be determined by a formula in which the market price of publicly held Coca-Cola bottlers and the purchase price of privately held Coca-Cola bottlers sold within the prior 12 month period are converted to cash flow multiples, and assigned weights of 0.3 and 0.7, respectively.

     PARENT STOCK OPTION PLAN. Parent's Non-Statutory Stock Option/Stock Appreciation Rights Plan, effective January 1, 1987 (the "Parent Stock Option Plan"), provides for the granting of nonqualified stock options and stock appreciation rights to officers and certain key employees of CCB Group and its subsidiaries. The Parent Stock Option Plan provided that options for 6,314 shares of Parent's Class B Common Stock could be granted prior to the plan's termination in 1997. Options awarded under the Parent Stock Option Plan have been granted at option prices which equated to the fair market value (based on contemporary sales of Parent Common Stock) of the underlying Class B Common Stock at the time of grant. The options were granted in tandem with Stock Appreciation Rights (SARs) (equal to the excess of the fair market value per share over the option price under the stock option agreement) which Parent has the discretion to pay in Class B Common Stock or cash in lieu of issuing Class B Common Stock when the optionee exercises the stock option.

     Under the remaining Non-statutory Stock Option Agreements, Ms. Ertel was eligible, on December 31, 1998, to exercise options to purchase 210.82 shares of Parent Class B Common Stock based on Parent's cash flow in 1993.

     OPTION/SAR GRANTS, EXERCISES AND HOLDINGS. The following table provides information with respect to the named executive officers, concerning the exercise of options and/or SARs during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year. Since no sales of the Company's or Parent's stock occurred in the last six months of 1997, the fair market value of one share of the Class A Common Stock of the Company or of one share of the Class B Common Stock of Parent have been determined by using the cash flow factor of 10.6 established by the Stock Option Committee for each respective Stock Option Plan based on sales of stock of Coca-Cola bottling businesses in 1997. Utilizing a formula in which the cash flow of the Company is multiplied by 10.6, and the product is reduced by the Company's total long-term debt, and divided by the total outstanding shares of Class A Common Stock of the Company assuming conversion of all outstanding Class B Common Stock, the fair market value of one share of the Class A Common Stock of the Company, for purposes of valuing the options, was $223.03 at December 31, 1997. Applying a similar formula to determine the fair market value of the Class B Common Stock of Parent results in a value per share for purposes of valuing the options at December 31, 1997 of $3,388.

     No options or SARs were granted during 1997 under the Stock Option Plans of Parent or the Company or otherwise.

        AGGREGATED OPTION/SAR EXERCISES OF PARENT IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION/SAR VALUES (1)


                                                                                Value of
                                                         Number of            Unexercised
                          Number                        Unexercised           In-the-Money
                            of                          Options and             Options
                          Shares                          SARs at             and SARs at
                         Acquired                    Fiscal Year-End (#)   Fiscal Year-End ($)
                            on           Value          Exercisable/          Exercisable/
Name                     Exercise #   Realized ($)     Unexercisable         Unexercisable
----                     ----------   ------------   -------------------   -------------------
Stephanie L. Ertel(2)        0             0              210.82/0             $  529,791/0

E. T. Summers III(3)         0             0              11,160/0              2,032,571/0


-----------------------
(1) Includes information with regard to exercises of options issued by the Company and Parent.

(2)  Options to purchase shares of Class B Common Stock of Parent.

(3)  Options for SARs based on shares of Class A Common Stock of the Company.

LONG TERM INCENTIVE PLANS

     MANAGEMENT INCENTIVE PLAN OF CCB GROUP. On June 1, 1997, the Board of Directors amended the Management Incentive Plan of CCB Group which had been adopted on June 22, 1984, effective as of January 1, 1994 (the "1994 CCB Group Management Incentive Plan"). The Board of Directors of CCB Group administered the 1994 CCB Group Management Incentive Plan and chose key managers of CCB Group and of its subsidiaries to participate. Under the terms of the 1994 CCB Group Management Incentive Plan, as amended, eligible participants receive a cash bonus based on the aggregate cash flow for the years 1994 through 1996 as compared to a cash flow target in installments, beginning July 13, 1997 (37.5%) with the remainder payable in equal installments on March 1, 1998 and March 1, 1999. To qualify to receive a cash bonus under the 1994 CCB Group Management Incentive Plan, a participant must have been actively employed by CCB Group or one of its subsidiaries in a key management position continuously throughout the period from the date of participation through the payment date (with certain exceptions upon death or disability of the participant or change of control of CCB Group.)

     On June 4, 1997, the Board of Directors of CCB Group adopted, effective as of January 1, 1997, a new Management Incentive Plan for CCB Group (the "1997 CCB Group Management Incentive Plan"). The Incentive Plan Committee, which is appointed by the Board of Directors administers the 1997 CCB Group Incentive Plan and chooses key managers of CCB Group and of its subsidiaries to participate. Under the terms of the 1997 CCB Group Management Incentive Plan, eligible participants will receive a cash bonus based upon the cash flow of Southwest Coke, San Antonio Coke or both, as defined, during successive periods of three fiscal years. The initial performance period under the 1997 CCB Group Management Incentive Plan was 1997 through 1999. On February 16, 1998, the Board of Directors of CCB Group adopted, effective as of January 1, 1998, a new three-year performance period with a new cash flow target for the years 1998 through 2000.

     The Board of Directors has established the level of cash flow which must be achieved and the percentage of the award payable to the participants. Two-thirds of incentive awards earned is payable on the March 1 immediately following the three-year performance period with the remaining one-third to be paid on March 1 two years after the first payment was made. To qualify to receive a cash bonus under the 1997 CCB Group Management Incentive Plan, a participant must be actively employed by CCB Group or one of its subsidiaries in a key management position continuously from the date of participation through the payment date (with certain exceptions upon death or disability of the participant or change of control of CCB Group).

     MANAGEMENT INCENTIVE PLAN OF SAN ANTONIO COKE. On June 1, 1997, the Board of Directors of San Antonio Coke amended the San Antonio Coke Management Incentive Plan which had been adopted on April 29, 1994, effective as of January 1, 1994 (the "1994 San Antonio Coke Management Incentive Plan"). The Board of Directors of San Antonio Coke administered the 1994 San Antonio Coke Management Incentive Plan and chose key managers of San Antonio Coke to participate. Under the terms of the 1994 San Antonio Coke Management Incentive Plan, as amended, eligible participants receive a cash bonus based on the aggregate cash flow for the years 1994 through 1996 as compared with a cash flow target in installments, beginning July 13, 1997 (37.5%) with the remainder payable in equal installments on March 1, 1998 and March 1, 1999. To qualify to receive a cash bonus under the 1994 San Antonio Coke Management Incentive Plan, a participant must have been actively employed by San Antonio Coke in a key management position continuously throughout the period from the date of participation through the payment date (with certain exceptions upon death or disability of the participant or change of control of the Company.)

     One of the named executive officers of CCB Group participates in the 1994 San Antonio Coke Management Incentive Plan and two of the named executive officers of CCB Group participate in the 1994 CCB Group Management Incentive Plan and the 1997 CCB Group Management Incentive Plan. The following table sets forth certain information about the long-term incentive awards that may be awarded to these officers pursuant to the 1994 San Antonio Coke Management Incentive Plan and 1994 and 1997 CCB Group Management Incentive Plans.

     LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                Estimated Future Payouts
                            Number of        Performance or  under Non-Stock Price-Based Plan
                          Shares, Units   Other Period Until --------------------------------
                            or Other         Maturation or     Threshold   Target   Maximum
          Name              Rights(#)            Payout            $         $         $
          ----            -------------   ------------------   ---------   ------   -------
Charles F. Stephenson (1)                 01/01/97-12/31/99     100,000    200,000  300,000
                                          01/01/98-12/31/00     100,000    200,000  300,000

Charles F. Stephenson (2)                 01/01/94-12/31/96     500,000    500,000  500,000

E. T. Summers III (3)                     01/01/97-12/31/99     100,000    200,000  300,000
                                          01/01/98-12/31/00     100,000    200,000  300,000

E. T. Summers III (4)                     01/01/94-12/31/96     250,000    250,000  250,000

E. T. Summers III (5)                     01/01/94-12/31/96     125,000    125,000  125,000


 (1) Under his 1997 Management Incentive Agreement, Mr. Stephenson is eligible to receive a $100,000 bonus if the actual cumulative cash flow for the years 1997 through 1999 is equal to the cash flow threshold. If the actual cumulative cash flow exceeds the cash flow threshold, Mr. Stephenson would be eligible to receive additional bonus up to a maximum of $300,000 which would be computed in accordance with the formula set forth in his 1997 Management Incentive Agreement. Under his 1998 Management Incentive Agreement, Mr. Stephenson is eligible for the same amounts if the actual cumulative cash flow for the years 1998 through 2000 is equal to the cash flow threshold for those years.

(2) Mr. Stephenson's remaining cash bonus under the 1994 Company Management Incentive Plan is based on the achievement of an aggregate cash flow target for Southwest Coke and CCB Group for the years 1994 through 1996. Mr. Stephenson received $250,000 on March 1, 1998 and will receive an additional $250,000 on March 1, 1999 if he remains employed in a key management position as of each payment date (with certain limited exceptions provided by the 1994 CCB Group Management Incentive Plan).

(3) Under his 1997 Management Incentive Agreement, Mr. Summers is eligible to receive a $100,000 bonus if the actual cumulative cash flow for the years 1997 through 1999 is equal to the cash flow threshold. If the actual cumulative cash flow exceeds the cash flow threshold, Mr. Summers would be eligible to receive additional bonus up to a maximum of $300,000 which would be computed in accordance with the formula set forth in his 1997 Management Incentive Agreement. Under his 1998 Management Incentive Agreement, Mr. Summers is eligible for the same amounts if the actual cumulative cash flow for the years 1998 through 2000 is equal to the cash flow threshold for those years.

(4) Mr. Summers' remaining cash bonus under the 1994 San Antonio Coke Management Incentive Plan is based on the achievement of an aggregate cash flow target for San Antonio Coke for the years 1994 through 1996. Mr. Summers received $125,000 on March 1, 1998 and will receive an additional $125,000 on March 1, 1999, if he remains employed in a key management position as of each payment date (with certain limited exceptions provided by the 1994 San Antonio Coke Management Incentive Plan).

(5) Mr. Summers' remaining cash bonus under the 1994 CCB Group Management Incentive Plan is based on the achievement of an aggregate cash flow target for Southwest Coke and CCB Group for the years 1994 through 1996. Mr. Summers received $62,500 on March 1, 1998 and will receive an additional $62,500 on March 1, 1999 if he remains employed in a key management position as of each payment date (with certain limited exceptions provided by the 1994 CCB Group Management Incentive Plan).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Class A and Class B Common Stock, as of March 1, 1998, by each person known by the Company to own beneficially more than 5% of such stock as of March 1, 1998 and by each director of the Company and all officers and directors of the Company as a group. The Company believes that each of such shareholders has the sole voting and dispositive power over the shares it holds except as otherwise indicated.

                                                                                                    Class A Common
                                                                                                     Stock After
                                                   Class A Common          Class B Common       Conversion of Class B
                                                       Stock                   Stock               Common Stock (1)
                                                ---------------------  ----------------------   ---------------------
                                                 Number    Percentage   Number     Percentage    Number    Percentage
              Name and Address                  of Shares   of Class   of Shares    of Class    of Shares   of Class
              ----------------                  ---------   ---------  ---------   ----------   ---------  ----------
The Coca-Cola Bottling Group (Southwest), Inc.   541,916      100.0%           --          --     541,916     49.25%
 1999 Bryan Street
 Suite 3300
 Dallas, Texas  75201
The Prudential Insurance Company of America(2)        --         --       226,277       99.08%    553,247     50.28%
 4 Gateway Center
 Newark, New Jersey  07102-4069
Officers and directors of the Company
  as a group (9 persons)                              --         --            --          --          --        --

-------------------

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

   CCB Group is a wholly-owned subsidiary of Parent and, accordingly, the owners of the capital stock of Parent are the ultimate beneficial owners of the Class A Common Stock of the Company that CCB Group holds. The following table sets forth certain information concerning the beneficial ownership of Parent's Class A Common Stock, the only class of outstanding voting securities of Parent, as of March 1, 1998, by each person known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock of Parent, as of March 1, 1998, and by each director of the Company and all officers and directors of the Company as a group. The Company believes that each of such shareholders has the sole voting and dispositive power over the shares it holds except as otherwise indicated.

                                                                           Class A
                                                                        Common Stock
                                                                            After
                                                                        Conversion of
                                                     Class A               Class B
                                                   Common Stock         Common Stock
                                               -----------------------  --------------
                                               Number of    Percentage   Percentage
         Name and Address                        Shares      of Class     of Class
         -----------------                     ----------   ----------   -----------
Edmund M. Hoffman ...........................   47,500 (1)    62.16%        49.28%
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

Robert K. Hoffman ...........................   71,200 (2)    93.18         73.88
1999 Bryan Street
Suite 3300
Dallas, Texas  75201

The Prudential Insurance Company of America..   14,285 (3)      ---         14.82
4 Gateway Center
Newark, New Jersey  07102-4069

All officers and directors of the Company
as a group (9 persons) ......................   75,210.8(4)   98.43         78.04

--------------------
(1) Includes 47,500 shares owned by a limited partnership. Edmund M. Hoffman is a manager of the general partner of such limited partnership, in which capacity he has voting and investment power.

(2) Includes 47,500 shares owned by a limited partnership. Robert K. Hoffman is a manager of the general partner of such limited partnership, in which capacity he has voting and investment power.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a Renewed and Extended Management Agreement with CCB Group, which was amended effective as of January 1, 1994, whereby CCB Group provides the advice and consultation of executive and technical personnel of CCB Group and their assistants to the management of the Company. In consideration therefor, the Company pays CCB Group a management fee of $58,333 per month, which may be increased by agreement of the parties at any time, subject to approval by a majority of the holders of the Class B Common Stock of the Company.

     San Antonio Coke and Southwest Coke each supplement the other's production capacity on an as-needed basis. Pursuant to written agreement, franchisors of Southwest Coke and San Antonio Coke permit finished franchise product produced by San Antonio Coke to be distributed in the franchise territory of Southwest Coke and vice versa. Cross-production occurs primarily in Bag-in-Box fountain product, lower volume flavor products and 20 ounce non-returnable bottles.
Such products are purchased on mutually beneficial and reciprocal terms. Pursuant to these arrangements, in 1997 Southwest Coke purchased approximately $13.4 million of products from San Antonio Coke and San Antonio Coke purchased approximately $14.9 million of products from Southwest Coke.

     Charles F. Stephenson, Vice President, Treasurer and Chief Financial Officer of the Company, served as a director and Chairman of the Board of Bottler Systems, Inc., a computer software firm that is owned and operated by certain bottlers of Coca-Cola, until October 1993. Gary R. Phy, Vice President-Finance of San Antonio Coke and Senior Vice President-Finance of Southwest
Coke, has served as a director since October 1993 and is currently Chairman of the Board. Southwest Coke and San Antonio Coke purchase software from Bottler Systems, Inc. In 1997, such purchases totaled $0.1 million each.

     E.T. Summers, III, President of the Company and San Antonio Coke, is a director of Western Container, a plastic bottle manufacturing cooperative owned by certain bottlers of Coca-Cola, of which Southwest Coke and San Antonio Coke are members. Southwest Coke and San Antonio Coke purchase bottles from Western Container. In 1997, such purchases totaled approximately $6.3 million for Southwest Coke and $11.2 million for San Antonio Coke. During 1993, San Antonio Coke entered into a five-year agreement with Western Container. Beginning with the third calendar quarter of 1994, the agreement requires San Antonio Coke to pay a maximum amount per calendar quarter of $232,704 reduced by $10 per 1,000 contour style and sixteen-ounce, twenty-ounce and one liter generic style plastic bottles purchased during the same calendar quarter. At the end of each successive four quarters, the credit due San Antonio Coke is determined on a twelve-month basis, and in the event the quantities purchased exceed the volume required to eliminate the obligation to make quarterly payments during the twelve-month period, any payments made under the contract during such period will be refunded. Applicable purchases from Western Container in 1997 by San Antonio Coke exceeded the minimum purchase requirements necessary to eliminate payments under each respective contract. See "Business -- Raw Materials."

     In June 1995, CCB Group loaned $100,000 to Charles F. Stephenson, the Vice President, Treasurer and Chief Financial Officer of the Company and Treasurer of San Antonio Coke. The loan bears interest at 8% per annum and is due on the earlier of February 1, 1999 or the 30th day after his last day of employment as a manager of CCB Group or one of its subsidiaries.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements

     The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.


               Financial Statements

               Report of Independent Public Accountants.

               Consolidated Balance Sheets as of December 31, 1996 and 1997.

               Consolidated Statements of Income.

               Consolidated Statements of Stockholders' Equity.

               Consolidated Statements of Cash Flows.

               Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K

               A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 1, 1997 reporting certain transfers of shares of Parent stock, effective March 21, 1997.

               A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 1997 reporting certain transfers of shares of Parent stock, effective March 21, 1997.

               A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 8, 1997 reporting certain transfers of Parent stock, effective December 1, 1997 and December 2, 1997.

     (c)  Exhibits

          2.1 Amendment and Plan of Merger, dated July 21, 1995, by and between the Company and Texas Bottling Group, Inc., a Nevada corporation.
               (1)

          3.1  Articles of Incorporation of the Company.(1)

          3.2  Bylaws of the Company.(2)

--------------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

         4.1 Form of Indenture, dated as of November 15, 1993, between Company and Chemical Bank, N.A. with respect to the 9% Senior Subordinated Notes Due 2003.(2)

         4.2   Form of Specimen Certificate for 9% Senior Subordinated Notes
               Due 2003 (included as Exhibit A to the Indenture in Exhibit 4.1).
               (2)

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

        10.9 Franchise Agreement, dated as of December 13, 1931, between San Antonio Coca-Cola Bottling Company and The Coca-Cola Company.(2)

        10.10 Form of Amendments to Franchise Agreement between the subsidiary of the Company and The Coca-Cola Company.(2)

        10.11 Form of Agreement comprising Franchise Agreement between Coca-Cola Bottling Company of the Southwest and the Dr Pepper Company.(2)

        10.12 Amended and Restated Executive Security Plan for The Coca-Cola Bottling Group (Southwest), Inc.(2)#

        10.13 The Company's Non-Statutory Stock Option/Stock Appreciation Rights Plan.(2)#

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-69276) filed on Novemeber 5, 1993.

 #   Managment Contract or Plan.

        10.14 The Coca-Cola Bottling Group (Southwest), Inc. Non-Statutory Stock Option/Stock Appreciation Rights Plan.(2)#

        10.15 Stockholders Agreement, dated as of March 31, 1987, among the Company, The Coca-Cola Bottling Group (Southwest), Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company.(2)

        10.16 Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest), Inc. and Edmund M. Hoffman.
               (2)#

        10.17 Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest), Inc. and Robert K. Hoffman.
               (2)#

        10.18 Amendment No. 1, dated as of September 9, 1993, to the Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest), Inc. and Robert K. Hoffman.(2)#

        10.19 Renewed and Extended Management Agreement with The Coca-Cola Bottling Group (Southwest), Inc., dated as of December 1, 1991, between The Coca-Cola Bottling Group (Southwest), Inc. and the Company.(2)

        10.20 Amendment to Renewed and Extended Management Agreement with The Coca-Cola Bottling Group (Southwest), Inc., dated as of April 14, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and the Company.(3)

        10.21 Management Incentive Plan of The Coca-Cola Bottling Group (Southwest), Inc., adopted June 22, 1994, effective as of January 1, 1994.(4)#

        10.22 Management Incentive Plan of Coca-Cola Bottling Company of the Southwest, adopted April 29, 1994, effective as of January 1, 1994.(4)#

        10.23 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.(4)#

        10.24 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.(4)#

        10.25 Management Incentive Agreement, executed July 20, 1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and E.T. Summers, III.(5)#

        10.26 Employment Agreement, executed August 10, 1994, and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and Stephanie L. Ertel.(5)#

--------------------
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

        10.27 Assumption Agreement, dated July 31, 1995, by and between the Company and Chemical Bank, N.A., as Trustee.(1)

        10.28 Loan Agreement ($115,000,000 Term Loan Facility and $25,000,000 Revolving Loan Facility) (the "1995 Loan Agreement"), dated as of April 4, 1995, among the Company, Texas Commerce Bank National Association ("TCB"), as Agent and a Lender, First Bank, as Agent and a Lender, and the other financial institutions now or hereafter parties to the 1995 Loan Agreement.(6)

        10.29 Interest Rate Agreement, dated as of April 4, 1995, among the Company, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

        10.30 Notice of Entire Agreement, dated as of April 4, 1995, executed by the Company, San Antonio Coke and TCB, as Agent.(6)

        10.31 Security Agreement, dated as of April 4, 1995, among the Company, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the 1995 Loan Agreement.(6)

        10.32 Form of Term Note issued by the Company pursuant to the 1995 Loan Agreement.(6)

        10.33 Form of Revolving Note issued by the Company pursuant to the 1995 Loan Agreement.(6)

        10.34 Contribution Agreement, dated as of April 4, 1995, executed by the Company and San Antonio Coke.(6)

        10.35 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Plan approved by the Board of Directors of The Coca-Cola Bottling Group (Southwest), Inc., the Board of Directors of Texas Bottling Group, Inc. and Prudential Insurance Company of America June 4, 1997, to be effective January 1, 1997.(7)#

        10.36 Coca-Cola Bottling Company of the Southwest Amendment to Management Incentive Plan adopted by the Board of Directors of Coca-Cola Bottling Company of the Southwest effective June 1, 1997.(7)#

        10.37 Amendment Agreement dated June 1, 1997 by and between Coca-Cola Bottling Company of the Southwest and the managers who were participants in the Coca-Cola Bottling Company of the Southwest Management Incentive Plan effective January 1, 1994.(7)#

        10.38 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994, by and between Coca-Cola Bottling Company of the Southwest and E. T. Summers, III.(7)#

--------------------
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

        10.39 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994, by and between The Coca-Cola Bottling Group (Southwest), Inc. and E. T. Summers, III.(7)#

        10.40 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement executed June 30, 1997 by and among The Coca-Cola Bottling Group (Southwest), Inc., Texas Bottling Group, Inc., Coca-Cola Bottling Company of the Southwest and E. T. Summers, III, effective January 1, 1997.(7)#

        10.41 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective January 1, 1994, by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson.(7)#

        10.42 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement executed June 5, 1997 by and between The Coca-Cola Bottling Group (Southwest), Inc. and Charles F. Stephenson, effective January 1, 1997.(7)#

        10.43 Credit Agreement ($230,000,000 Revolving Credit Facility) (the "Credit Agreement"), dated March 11, 1998, among the Company, NationsBank, National Association ("NationsBank"), as Agent and as Lender, and the lenders party thereto.

        10.44 Form of Revolving Note issued by the Company pursuant to the Credit Agreement.

        10.45 Swing Line Note issued by the Company pursuant to the Credit Agreement.

        10.46 Guaranty Agreement, dated March 11, 1998, by Coca-Cola Bottling Company of the Southwest in favor of NationsBank, as Agent.

        10.47 LC Account Agreement, dated March 11, 1998, between the Company and NationsBank, as Agent.

        10.48 Stock Pledge Agreement, dated March 11, 1998, between the Company and NationsBank, as Agent.

        10.49 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement by and between the Company and Charles F. Stephenson, effective January 1, 1998.#

        10.50 The Coca-Cola Bottling Group (Southwest), Inc. Management Incentive Agreement by and between the Company and E. T. Summers, III, effective January 1, 1998.#

        21.1   Subsidiaries of the Company.(2)

        27     Financial Data Schedule.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Texas Bottling Group, Inc.
                                       (Registrant)


                                       By: /s/ Charles F. Stephenson
                                          ----------------------------------
                                          Charles F. Stephenson,
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                                       Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                        Date
----------                               -----                        ----

/s/ Edmund M. Hoffman           Co-Chairman and Director          March 30, 1998
------------------------------  (Principal Executive Officer)
Edmund M. Hoffman


/s/ Robert K. Hoffman           Co-Chairman and Director          March 30, 1998
------------------------------
Robert K. Hoffman


/s/ Charles F. Stephenson       Vice President, Treasurer and     March 30, 1998
------------------------------  Chief Financial Officer
Charles F. Stephenson           (Principal Financial Officer
                                and Principal Accounting Officer)


------------------------------  Director                          March 30, 1998
R. A. Walker

                        INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Public Accountants                                  F-2
Consolidated Balance Sheets as of
   December 31, 1996 and 1997                                             F-3
Consolidated Statements of Income                                         F-5
Consolidated Statements of Stockholders' Equity                           F-6
Consolidated Statements of Cash Flows                                     F-7
Notes to Consolidated Financial Statements                                F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Texas Bottling Group, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Bottling Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Bottling Group, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                           ARTHUR ANDERSEN LLP



Dallas, Texas,
  March 12, 1998

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997
                   (Amounts in Thousands, Except Share Data)

                    ASSETS                                 1996           1997
                    ------                               --------       --------
CURRENT ASSETS:
 Cash and cash equivalents                               $    636       $    475
 Receivables-
  Trade accounts, net of allowance for doubtful
    accounts of $544 and $601 in 1996 and 1997             21,349         20,615
  Other                                                     3,280          3,097
                                                         --------       --------

   Total receivables, net                                  24,629         23,712

 Inventories                                                9,327          9,904
 Prepaid expenses and other                                 1,498          1,840
 Deferred tax asset                                         9,645          8,457
                                                         --------       --------

   Total current assets                                    45,735         44,388
                                                         --------       --------

PROPERTY, PLANT, AND EQUIPMENT:
 Land                                                       4,866          4,751
 Buildings and improvements                                20,819         20,429
 Machinery and equipment                                   16,393         17,164
 Vehicles                                                  16,662         18,641
 Vending equipment                                         27,215         33,578
 Furniture and fixtures                                     5,500          6,034
                                                         --------       --------

                                                           91,455        100,597

 Less- Accumulated depreciation and amortization          (50,312)       (57,287)
                                                         --------       --------

   Property, plant, and equipment, net                     41,143         43,310
                                                         --------       --------

OTHER ASSETS:
 Franchise rights, net of accumulated amortization
  of $36,140 and $39,783 in 1996 and 1997                 109,362        105,718
 Goodwill, net of accumulated amortization of $17,455
  and $19,183 in 1996 and 1997, respectively               51,676         49,949
                                                         --------       --------
   Franchise rights and goodwill                          161,038        155,667
 Deferred financing costs and other assets, net
  of accumulated amortization of $2,335 and $2,670
  in 1996 and 1997                                          7,852          7,066
 Deferred tax asset                                           355              -
                                                         --------       --------

   Total other assets                                     169,245        162,733
                                                         --------       --------

   Total assets                                          $256,123       $250,431
                                                         --------       --------
                                                         --------       --------

   The accompanying notes are an integral part of these consolidated balance sheets.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997
                   (Amounts in Thousands, Except Share Data)


     LIABILITIES AND STOCKHOLDERS' EQUITY                  1996           1997
     ------------------------------------                --------       --------
CURRENT LIABILITIES:
 Accounts payable                                        $ 15,276       $ 15,612
 Accrued payroll                                              793            845
 Accrued insurance                                          3,342          2,557
 Accrued interest                                           1,364          1,383
 Contribution to employees' benefit plans                   2,158          2,026
 Current maturities of long-term debt                      16,500            737
                                                         --------       --------

   Total current liabilities                               39,433         23,160
                                                         --------       --------

LONG-TERM DEBT, net of current maturities                 203,000        214,867

OTHER LIABILITIES                                           3,864          3,005

DEFERRED TAX LIABILITY                                          -          2,067

POSTRETIREMENT BENEFIT OBLIGATION                           6,157          6,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock Class A, $2 par value; 1,100,249 shares
  authorized; 541,916 issued and outstanding as of
  December 31, 1996 and 1997                                1,084          1,084
 Common stock Class B, $2 par value; 228,357 shares
  authorized, issued and outstanding (convertible to
  558,332 shares of Class A) as of December 31, 1996
  and 1997                                                    457            457
 Additional paid-in capital                                43,459         43,459
 Retained deficit                                         (41,331)       (43,785)
                                                         --------       --------

   Total stockholders' equity                               3,669          1,215
                                                         --------       --------

   Total liabilities and stockholders' equity            $256,123       $250,431
                                                         --------       --------
                                                         --------       --------


   The accompanying notes are an integral part of these consolidated balance sheets.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)


                                                           1995           1996           1997
                                                         --------       --------       --------
NET REVENUES                                             $215,095       $220,796       $217,508

COSTS AND EXPENSES:
 Cost of goods sold (exclusive of depreciation
  shown below)                                            117,233        119,336        116,258
 Selling, general, and administrative                      50,154         52,359         57,840
 Depreciation and amortization                             11,548         12,816         14,444
                                                         --------       --------       --------

  Operating income                                         36,160         36,285         28,966

INTEREST:
 Interest on debt                                         (20,250)       (18,006)       (17,797)
 Deferred financing cost                                     (584)          (572)          (572)
 Interest income                                              372            208             65
                                                         --------       --------       --------

                                                          (20,462)       (18,370)       (18,304)

OTHER INCOME, net                                             185            348            174
                                                         --------       --------       --------

  Income before taxes and extraordinary item               15,883         18,263         10,836

INCOME TAX BENEFIT (PROVISION)                             12,675         (2,971)        (3,890)
                                                         --------       --------       --------

  Income before extraordinary item                         28,558         15,292          6,946

EXTRAORDINARY ITEM, net of income tax
    benefit of $39 in 1995                                    (72)             -              -
                                                         --------       --------       --------

 Net income                                              $ 28,486       $ 15,292       $  6,946
                                                         --------       --------       --------
                                                         --------       --------       --------

 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                                             Common Stock         Additional
                                                         ---------------------      Paid-In       Retained
                                                         Class A       Class B      Capital       Deficit
                                                         -------       -------    -----------    ---------
BALANCE, December 31, 1994                                1,084          457         43,459       (68,886)

 Net income                                                -              -            -           28,486

 Dividends paid                                            -              -            -           (7,823)
                                                         ------         ----        -------      --------

BALANCE, December 31, 1995                                1,084          457         43,459       (48,223)

 Net income                                                -              -            -           15,292

 Dividends paid                                            -              -            -           (8,400)
                                                         ------         ----        -------      --------

BALANCE, December 31, 1996                                1,084          457         43,459       (41,331)

 Net income                                                -              -            -            6,946

 Dividends paid                                            -              -            -           (9,400)
                                                         ------         ----        -------      --------

BALANCE, December 31, 1997                               $1,084         $457        $43,459      $(43,785)
                                                         ------         ----        -------      --------
                                                         ------         ----        -------      --------


 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)

                                                          1995             1996           1997
                                                        ---------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  28,486        $ 15,292       $  6,946
 Adjustments to reconcile net income to net cash
  provided by operating activities-
   Extraordinary item                                         111            -              -
   Depreciation and amortization                           11,548          12,816         14,444
   Provision for bad debts                                    240             240            302
   Deferred tax (benefit) provision                       (12,800)          2,800          3,610
   Amortization of deferred financing costs                   584             572            572
   Deferred compensation                                      846           1,193            780
   Change in assets and liabilities, excluding effects
    of extraordinary item:
     Receivables                                           (5,477)         (2,176)           615
     Inventories                                           (1,105)         (1,143)          (577)
     Prepaid expenses                                         174            (857)          (342)
     Accounts payable                                       7,368          (1,625)           336
     Accrued expenses                                      (2,536)         (2,105)          (714)
     Contribution to employees' benefit plans                  12            (146)          (132)
     Other liabilities                                        318             125         (1,639)
     Postretirement benefit obligation                         30             123            (40)
     Other                                                    203            -                 0
                                                        ---------        --------       --------

    Net cash provided by operating activities              28,002          25,109         24,161
                                                        ---------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment               (9,802)        (10,887)       (10,530)
 Other noncurrent assets acquired                            -             (3,050)          (496)
                                                        ---------        --------       --------

    Net cash used by investing activities                  (9,802)        (13,937)       (11,026)
                                                        ---------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                         -              4,000         12,604
 Payments on long-term debt                                (7,500)        (12,000)       (16,500)
 Proceeds from issuance of long-term debt, net            113,844            -              -
 Retirements of long-term debt                           (116,500)           -              -
 Purchase of interest rate cap                               (490)           -              -
 Payment of dividends                                      (7,823)         (8,400)        (9,400)
                                                        ---------        --------       --------

    Net cash used by financing activities                 (18,469)        (16,400)       (13,296)
                                                        ---------        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 (269)         (5,228)          (161)

CASH AND CASH EQUIVALENTS, beginning of year                6,133           5,864            636
                                                        ---------        --------       --------

CASH AND CASH EQUIVALENTS, end of year                  $   5,864        $    636       $    475
                                                        ---------        --------       --------
                                                        ---------        --------       --------

 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (Amounts in Thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                      1995           1996           1997
                                                     -------        -------        -------
Cash paid during the year for:
 Interest                                            $22,276        $19,707        $17,739
 Income taxes                                           -              -               385






 The accompanying notes are an integral part of these consolidated statements.

                   TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1997



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Texas Bottling Group, Inc., a Nevada corporation (the "Company"), and its wholly owned subsidiary, Coca-Cola Bottling Company of the Southwest, a Nevada corporation ("San Antonio Coke"). The Company primarily bottles and distributes soft drinks in its franchise territories (food service operations are not material) in central and southern Texas, including the cities of San Antonio and Corpus Christi. All material intercompany balances and transactions have been eliminated in consolidation.

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

INVENTORIES

Inventories include the costs of materials and direct labor and manufacturing overhead, when applicable, and are valued at the lower of first-in, first-out cost or market, except for repair parts and supplies, which are valued at cost. Inventories as of December 31, 1996 and 1997, are summarized as follows (in thousands):

                                                 1996      1997
                                                ------    ------
         Raw materials                          $3,351    $3,597
         Finished goods                          4,940     4,852
         Repair parts and supplies               1,036     1,455
                                                ------    ------
                                                $9,327    $9,904
                                                ------    ------
                                                ------    ------

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting and Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosure of Information About Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements become effective during 1998 and are not expected to have a significant effect on the financial position of the Company.

2.  DEBT:

On March 11, 1998, the Company entered into a new credit agreement (the "1998 Senior Credit Facility") with a group of banks. The 1998 Senior Credit Facility provides the Company a revolving credit facility (the "1998 Revolver") under which the Company may borrow up to $230 million. As required by the 1998 Senior Credit Facility, the proceeds of the 1998 Revolver shall be used to refinance existing indebtedness or as allowed under the new credit agreement.

The 1998 Revolver shall bear interest at a rate equal to either LIBOR plus 0.375% to 1.0% or the Alternate Base Rate, as defined. Interest rates and commitment fees on the 1998 Revolver are subject to change, depending on the ratio of total debt to earnings, as defined, at the end of each calendar quarter. Interest payments are payable quarterly or as defined on the 1998 Revolver. The Company must pay a commitment fee of 0.18% to 0.275% of the average daily unused committed amount of the 1998 Revolver. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Senior Credit Facility at closing. This fee was approximately $1.15 million and will be amortized over the life of the 1998 Bank Credit Agreement.

Under the 1998 Senior Credit Facility, the group of banks received a first priority perfected security interest in all of the existing and future capital stock of the Coca-Cola Bottling Company of the Southwest and its subsidiaries for the 1998 Revolver. Upon the fourth consecutive fiscal quarterly determination of total debt to earnings, as defined, of not greater than 4.5 to 1, the Company may elect unsecured status.

The 1998 Senior Credit Facility is subject to certain restrictive covenants that among other restrictions require maintenance of minimum ratios of debt to earnings, as defined, maintenance of earnings to fixed charges, as defined, and limitations of capital expenditures. The 1998 Bank Credit Agreement permits the payment of dividends and other distributions to shareholders so long as no default exists.

In March 1998, the Company used proceeds from the 1998 Senior Credit Facility to repay amounts outstanding, as described below, related to the Variable Term Loan, the Revolver and other debt. Additionally, in March 1998, the Company initiated the repurchase of a portion of its 9% Senior Subordinated Notes. The Company intends to repurchase the remainder of the 9% Senior Subordinated Notes
by December 1998.   This will result in an after-tax loss that will be recorded as an extraordinary item in the financial results for the year ended December 31, 1998. The extraordinary charge will include all unamortized costs, including unamortized costs related to the 1995 interest rate cap agreement (Note 4), of approximately $1.1 million related to debt repaid during 1998 and any unamortized costs and premium paid on the early extinguishment of the 9% Senior Subordinated Notes.

Long-term debt and related collateral consists of the following as of December 31, 1996 and 1997 (in thousands):

                                                                     December 31,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
     9% Senior Subordinated Notes - unsecured, due
     November 15, 2003; interest is payable semiannually on
     May 15 and November 15                                     $120,000    $120,000

     Variable Term Loan - due in quarterly installments
     through March 31, 2003                                       95,500      79,000

         Borrowings under revolving credit facility                4,000       8,000

         Other                                                       -         8,604
                                                                --------    --------

         Total debt                                              219,500     215,604

         Less- Current maturities                                 16,500         737
                                                                --------    --------

         Total long-term debt                                   $203,000    $214,867
                                                                --------    --------
                                                                --------    --------

Principal payments for maturities of long-term debt, after giving effect to the 1998 Senior Credit Facility, for the next five years are as follows as of December 31, 1997 (in thousands):

               1998                           $    737
               1999                                798
               2000                                866
               2001                                937
               2002                                528
               Thereafter                      211,738
                                              --------
                                              $215,604
                                              --------
                                              --------

VARIABLE TERM LOAN AND REVOLVER

In April 1995, the Company entered into a loan agreement with Texas Commerce Bank National Association as agent for a syndicate of financial institutions. The agreement provided for a $115 million term loan (the "Variable Term Loan") and a $25 million revolving credit facility (the "Revolver"). The Variable Term Loan and Revolver were repaid in March 1998. As of December 31, 1997, $8 million was outstanding on the Revolver. Borrowings under the Variable Term Loan and Revolver (collectively, the "1995 Bank Credit Agreement") were used to replace the Company's 11% senior notes and to repurchase $5 million in principal amount of the Company's 9% Senior Subordinated Notes due 2003. A net extraordinary loss of $72,000 was recognized for the write-off of deferred financing costs and the gain associated with the repurchase of principal.

Both the Variable Term Loan and Revolver calculated interest at the Company's option at either Alternate Base Rate (8.5% as of December 31, 1997) or Eurodollar Rate (5.9% as of December 31, 1997) plus 1.00%. A commitment fee of 0.25% was charged on the average daily unused portion of the Revolver.
Interest rates on the 1995 Bank Credit Agreement were subject to change, depending on the ratio of total debt to cash flow, as defined, at the end of each calendar quarter. The interest rates was adjusted quarterly for Alternate Base Rate borrowings from a maximum of Alternate Base Rate plus .25% to a minimum of Alternate Base Rate and for Eurodollar borrowings from a maximum of Eurodollar Rate plus 1.50% to a minimum of Eurodollar Rate plus .50%, according to a grid of permitted debt to cash flow ratios. Interest on the 1995 Bank Credit Agreement was due on the last day of each calendar quarter for amounts borrowed at the Alternate Base Rate or at the end of each applicable interest period for amounts borrowed at the Eurodollar Rate. For interest periods exceeding three months, related interest expense was due on the last day of each calendar quarter.

Borrowings under the 1995 Bank Credit Agreement were secured by pledges of the stock of San Antonio Coke.

The Company's credit agreements contained several restrictive covenants, the most significant of which: required maintenance of minimum ratio of cash flow to interest expense and fixed charges, as defined; limited the ratio of debt to cash flow, as defined; and restricted the issuance of additional common stock. The 1995 Bank Credit Agreement did permit the payment of dividends and other distributions to shareholders as permitted by the indenture governing the 9% Notes due 2003, so long as no event of default existed.

Interest expense was approximately $20,834,000, $18,578,000, and $18,369,000 in 1995, 1996, and 1997.

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

Management estimates that the fair value of its 9% Notes as of December 31, 1997, was approximately $128 million based on publicly quoted prices.

4.  DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS:

In connection with the 1995 Bank Credit Agreement, the Company entered into an interest rate cap agreement with a bank which caps the three-month LIBOR rate at 9% on a notional principal amount of $50 million for four years. The Company has no interest rate exposure under the agreement other than the initial purchase cost of $0.5 million.

5.    LEASES:

Total lease expense for the years ended December 31, 1995, 1996, and 1997 was approximately $2,028,000, $1,583,000, and $1,485,000, respectively. Certain lease agreements contain renewal clauses at the original rates or purchase options at fair market value. Minimum future lease payments, relating principally to vehicles and data processing equipment, under noncancelable operating leases for the next five years, are (in thousands):

               1998                             $1,191
               1999                              1,070
               2000                                782
               2001                                603
               2002                                430
               Thereafter                          331
                                                ------
                    Total                       $4,407
                                                ------
                                                ------

6.    INCOME TAXES:

The Company's net deferred tax asset and liability as of December 31, 1996 and 1997, are as follows (in thousands):

                                                1996       1997
                                               -------   -------
       Deferred tax assets:
         Net operating loss carryforwards      $55,020   $50,295
         Postretirement benefit obligation       2,170     2,141
         Deferred employee benefits              1,222     1,342
         Other deferred tax assets               1,386     1,579
                                               -------   -------
                                                59,798    55,357

       Deferred tax liabilities:
         Tax over book depreciation and
          amortization                          49,758     48,927
         Other deferred tax liabilities             40         40
                                               -------   -------
                                                49,798    48,967
                                               -------   -------
       Net deferred tax asset                  $10,000   $ 6,390
                                               -------   -------
                                               -------   -------

The Company had net operating loss carryforwards of approximately $157.2 million and $143.7 million at December 31, 1996 and 1997, respectively. These carryforwards will expire as follows:

               2002                           $ 10,400
               2003                             26,700
               2004                             23,700
               2005                             19,900
               2006                             19,900
               2007                             13,800
               2008                             20,400
               2009                              3,500
               2010                              5,400
                                              --------
                                              $143,700
                                              --------
                                              --------

The Company's benefit (provision) for income taxes, including the benefit from the extraordinary item, for the periods ended December 31, 1995, 1996, and 1997 is as follows (in thousands):

                                        1995          1996           1997
                                       ------        -------        -------
 Current                               $ (125)       $  (171)       $  (280)
 Deferred                               12,800        (2,800)        (3,610)
                                       -------       -------        -------
   Total benefit (provision) for
    income taxes                       $12,675       $(2,971)       $(3,890)
                                       -------       -------        -------
                                       -------       -------        -------

Reconciliation between the actual benefit (provision) for income taxes and income taxes computed by applying the federal statutory rate to income before taxes and extraordinary item is as follows (in thousands):

                                        1995          1996           1997
                                       -------       -------        -------
 Income tax (provision) computed at
  the statutory rate                   $(5,559)      $(6,392)       $(3,793)
 Reduction in valuation allowance       18,523         3,652            -
 Amortization of goodwill                 (224)         (224)          (224)
 Other                                     (65)           (7)           127
                                       -------       -------        -------
                                       $12,675       $(2,971)       $(3,890)
                                       -------       -------        -------
                                       -------       -------        -------

7.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTIES:

The Company paid $700,000 annually in 1995, 1996, and 1997 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCB Group"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable automatically. The Company also had sales of approximately $4,468,000, $14,960,000, and $13,428,000 and purchases of approximately $1,657,000, $12,704,000, and $14,857,000 in 1995, 1996, and 1997,
respectively with a subsidiary of CCB Group.

An officer of the Company serves on the Board of Directors of Western Container Corporation ("Western"), a plastic bottle manufacturing cooperative. The Company had purchases of $14,477,000, $12,675,260, and $11,224,000 from Western in 1995, 1996, and 1997, respectively. The Company has a minimum purchase agreement with Western through 1998. The Company has met its purchase requirements in 1997 and expects to continue to meet these requirements in the future.

On September 9, 1996, the Federal Trade Commission ("FTC") issued an order dismissing the complaint filed by the FTC in 1988 against San Antonio Coke, bringing to an end the FTC's efforts to force the divestiture of Dr Pepper licenses for San Antonio Coke for a ten-county area around and including San Antonio, Texas.

The Company is self-insured for portions of its casualty insurance, product liability, and certain other business risks up to limits of between $25,000 and $250,000. Management provides for all material open claims plus an estimate for incurred but not reported claims related to these uninsured risks.

In conjunction with certain insurance policies, the Company has established irrevocable and unconditional letters of credit, expiring March 22, 1998, August 1, 1998, and February 1, 1999, for $1,515,000, $350,000, and $200,000 in
favor of two insurance companies. The letters of credit protect the insurance companies in case of nonperformance by San Antonio Coke. The letters of credit were not used as of December 31, 1997, and management does not expect to use the letters of credit through expiration.

The Company also becomes involved in certain legal proceedings in the normal course of business. Management believes that the outcome of such litigation will not materially affect the Company's consolidated financial position or results of operations.

8.    COMPENSATION AND BENEFIT PLANS:

401(k) PLAN

Through June 30, 1996, San Antonio Coke had a voluntary 401(k) plan (the "San Antonio 401(k) Plan") available to substantially all full-time employees with over one year of service. Employees could deposit up to 15% of total compensation, tax deferred in the San Antonio 401(k) Plan on an annual basis. Through June 30, 1996, the San Antonio Coke contributions to the San Antonio 401(k) Plan were at the discretion of the Board of Directors and were limited to 50% of the employees' contributions up to 5% of total compensation.

Effective June 30, 1996, the San Antonio 401(k) Plan merged with the CCB Group 401(k) plan (the "401(k) Plan"). The 401(k) Plan allows employees to contribute up to 15% of their annual compensation to the plan and provides for the Company to match contributions up to 100% of the employees' contributions up to 4% of total compensation.

San Antonio Coke's contributions to the San Antonio 401(k) Plan and the 401(k) Plan in 1995, 1996, and 1997 included in the consolidated statements of income, were approximately $355,000, $588,000, and $841,000, respectively.

PENSION PLAN

Prior to January 1, 1997, San Antonio Coke had a defined benefit pension plan covering substantially all full-time employees with over one year of service. Effective December 31, 1996, the San Antonio Coke defined benefit plan merged with the CCB Group defined benefit plan. Benefits attributed to service as an employee of San Antonio Coke after December 31, 1996, will be determined by using the benefit formula of the CCB Group plan (which is 38% higher than the formula under the old San Antonio Coke plan), then added to the frozen benefit for 1996 and prior years to calculate the total benefit to be paid to the participant. Only the pension liability and the net periodic pension cost attributable to San Antonio Coke have been presented below.

The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements at December 31, 1996 and 1997 (in thousands):

                                                          1996           1997
                                                        --------       --------
 Accumulated benefit obligation-
   Vested benefits                                      $(10,690)      $(10,950)
   Nonvested benefits                                       (141)          (388)
                                                        --------       --------
                                                         (10,831)       (11,338)

 Effect of projected future compensation levels           (1,911)        (1,607)
                                                        --------       --------
 Projected benefit obligation                            (12,742)       (12,945)
 Plan assets at fair value                                13,183         14,624
                                                        --------       --------
 Plan assets in excess of projected
  benefit obligation                                         441          1,679
 Unrecognized net gain being amortized                    (2,034)        (3,619)
 Unrecognized prior service cost                             325            297
 Unrecognized net asset at January 1, 1987,
  being amortized over 17 years                             (275)          (236)
                                                        --------       --------
 Pension liability                                      $ (1,543)      $ (1,879)
                                                        --------       --------
                                                        --------       --------

Net periodic pension cost for 1995, 1996, and 1997 includes the following components (in thousands):

                                                    1995       1996       1997
                                                   ------     ------     ------
 Service cost - benefits earned                    $  358     $  434     $  631
 Interest cost on projected benefit obligation        780        843        819
 Actual return on plan assets                      (1,766)    (1,547)    (2,072)
 Net amortization and deferral                        963        532        958
                                                   ------     ------     ------
 Net periodic pension cost                         $  335     $  262     $  336
                                                   ------     ------     ------
                                                   ------     ------     ------

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.25% and 5% in 1995, 1996 and 1997. The expected long-term rate of return on assets was 8.5% in 1995, 1996, and 1997. The plan assets consist primarily of money market investments, stocks, bonds, and an insurance company's general and growth equity accounts.

POSTRETIREMENT BENEFIT OBLIGATION

In addition to providing pension benefits, San Antonio Coke sponsors a postretirement healthcare plan that is limited to the following three groups:
(1) participants in the plan as of January 1, 1992, (2) employees having 20 years of service as of January 1, 1992, or (3) employees who were at least age 55 with five years of service as of January 1, 1992. Active employees in groups 2 or 3 are only eligible to receive benefits if they retire on or after their normal retirement age. The plan pays stated percentages of most necessary medical expenses incurred after subtracting payments by Medicare where applicable and after a stated deductible has been met. The plan is contributory, and the Company does not fund this plan.

The following table shows the components of the accrued postretirement healthcare cost liability as reflected on the consolidated balance sheet at December 31, 1996 and 1997 (in thousands):

                                                         1996    1997
                                                        ------  ------
     Retirees                                           $3,224  $3,306
     Other active participants                           1,040   1,067
     Other fully eligible participants                     144     148
     Unrecognized actuarial gain                         1,749   1,596
                                                        ------  ------
     Accrued postretirement healthcare cost liability   $6,157  $6,117
                                                        ------  ------
                                                        ------  ------

Net postretirement benefit cost included the following components in 1995, 1996, and 1997 (in thousands):

                                                   1995     1996     1997
                                                   ----     ----     -----
 Service cost - benefits attributed to service
  during the period                                $ 69     $ 58     $  49
 Interest cost on accumulated postretirement
  benefit obligation                                393      343       313
 Amortization of unrecognized actuarial gain        (44)     (82)     (153)
                                                   ----     ----     -----
 Total postretirement benefit cost                 $418     $319     $ 209
                                                   ----     ----     -----
                                                   ----     ----     -----

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1995, 1996, and 1997. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered healthcare claims was assumed for 1997; the rate was assumed to ratably decrease 1% each year to 5% in 2003 and remain level thereafter. The effect of increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $340,000 and the aggregate of the service and interest cost components of net postretirement healthcare cost for the 1997 fiscal year by $32,000.

NONSTATUTORY STOCK OPTION/STOCK APPRECIATION RIGHTS PLAN

The Company has a Nonstatutory Stock Option/Stock Appreciation Rights Plan (the "Stock Plan"). The Stock Plan allows the Company to grant stock options for Class A common stock to key officers and employees based on fair market value, as defined, at the date of grant. The Company issues a stock appreciation right corresponding to the excess of fair market value, as defined, over the option price for each specific stock option granted. In 1995, 1996, and 1997, no stock options or stock appreciation rights were issued by the Company. As of December 31, 1997, all outstanding stock appreciation rights (covering 11,160 shares) were vested at an option price of $40.90 per share and were exercisable.

MANAGEMENT INCENTIVE PLAN

Effective January 1, 1997, the Company amended its long-term management incentive agreements (the "old agreements") with certain of its key officers and managers in effect since January 1, 1994. The amendments shortened the length of the old agreements from five years to three years, eliminated cash flow goals for the fourth and fifth years, changed the basis of a lump-sum end payment from a five-year operating cash flow goal to a three-year operating cash flow goal, and provided a schedule for remaining payments under the plan. Expense for the old agreements included in the consolidated statements of income was $650,000 in 1995, $700,000 in 1996, and $700,000 in 1997.

Effective January 1, 1997, the Company entered into new long-term management incentive agreements (the "new agreements") with certain of its key officers and managers. Under the new agreements, a lump-sum payment is made based upon the attainment of a cumulative, three-year operating cash flow goal for the combined operations of Southwest Coke and TBG. No expense for the new agreements is included in the consolidated statements of income for any year presented.

OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company does not provide any postretirement or postemployment benefits other than the plans discussed above and, therefore, no additional liability has been recorded.

9.    MAJOR CUSTOMER:

The Company had one major customer in 1995, 1996, and 1997, which accounted for approximately 28%, 24%, and 21% of net revenues.

10.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 1995, 1996, and 1997 the balance for allowance for doubtful accounts was $515,000, $544,000, and $601,000, respectively. The activity for this account for the three years ended December 31, 1997, was as follows (in thousands):

               Balance at             Write-offs,  Balance
               Beginning  Charged to    Net of      at End
        Year    of Year     Expense   Recoveries   of Year
        ----   ---------  ----------  -----------  -------
        1995     $425        $240       $(150)       $515
        1996      515         240        (211)        544
        1997      544         301        (244)        601

                       INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                     Description                                  Page
--------                   -----------                              ------------
 2.1       Amendment and Plan of Merger, dated July 21, 1995,
           by and between the Company and Texas Bottling Group,
           Inc., a Nevada corporation.(1)

 3.1       Articles of Incorporation of the Company.(1)

 3.2       Bylaws of the Company.(2)

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

10.8 Franchise Agreement, dated as of August 23, 1932, between American Bottling Company and The Coca-Cola
           Company.(2)

10.9 Franchise Agreement, dated as of December 13, 1931, between San Antonio Coca-Cola Bottling Company and
           The Coca-Cola Company.(2)

--------------------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-69276) filed on November 5, 1993.


10.10 Form of Amendments to Franchise Agreement between the subsidiary of the Company and The Coca-Cola
           Company.(2)

10.11 Form of Agreement comprising Franchise Agreement between Coca-Cola Bottling Company of the Southwest and the Dr Pepper Company.(2)

10.12      Amended and Restated Executive Security Plan for The
           Coca-Cola Bottling Group (Southwest), Inc.(2)#

10.13      The Company's Non-Statutory Stock Option/Stock
           Appreciation Rights Plan.(2)#

10.14      The Coca-Cola Bottling Group (Southwest), Inc. Non-
           Statutory Stock Option/Stock Appreciation Rights
           Plan.(2)#

10.15 Stockholders Agreement, dated as of March 31, 1987, among the Company, The Coca-Cola Bottling Group
           (Southwest), Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company.(2)

10.16 Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest),
           Inc. and Edmund M. Hoffman.(2)#

10.17 Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group (Southwest),
           Inc. and Robert K. Hoffman.(2)#

10.18 Amendment No. 1, dated as of September 9, 1993, to the Employment Agreement, dated as of December 16, 1985, between The Coca-Cola Bottling Group
           (Southwest), Inc. and Robert K. Hoffman.(2)#

10.19      Renewed and Extended Management Agreement with The
           Coca-Cola Bottling Group (Southwest), Inc., dated as of December 1, 1991, between The Coca-Cola Bottling
           Group (Southwest), Inc. and the Registrant.(2)

10.20      Amendment to Renewed and Extended Management
           Agreement with The Coca-Cola Bottling Group
           (Southwest), Inc., dated as of April 14, 1994, between The Coca-Cola Bottling Group (Southwest),
           Inc. and the Company.(3)

10.21      Management Incentive Plan of The Coca-Cola Bottling
           Group (Southwest), Inc., adopted June 22, 1994, effective as of January 1, 1994.(4)#

10.22      Management Incentive Plan of Coca-Cola Bottling
           Company of the Southwest, adopted April 29, 1994, effective as of January 1, 1994.(4)#

10.23      Management Incentive Agreement, executed July 20,
           1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and
           Charles F. Stephenson.(4)#

10.24      Management Incentive Agreement, executed July 20,
           1994 and effective as of January 1, 1994, between Coca-Cola Bottling Company of the Southwest and E.
           T. Summers, III.(4)#

--------------------------
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

 #  Management Contract or Plan.


10.25      Management Incentive Agreement, executed July 20,
           1994 and effective as of January 1, 1994, between The Coca-Cola Bottling Group (Southwest), Inc. and
           E.T. Summers, III.(5)#

10.26 Employment Agreement, executed August 10, 1994, and effective as of January 1, 1994, between The Coca-
           Cola Bottling Group (Southwest), Inc. and Stephanie
           L. Ertel.(5)#

10.27 Assumption Agreement, dated July 31, 1995, by and between the Company and Chemical Bank, N.A., as Trustee.(1)

10.28      Loan Agreement ($115,000,000 Term Loan Facility and
           $25,000,000 Revolving Loan Facility) (the "1995 Loan
           Agreement"), dated as of April 4, 1995, among the Company, Texas Commerce Bank National Association
           ("TCB"), as Agent and a Lender, First Bank, as Agent and a Lender, and the other financial institutions now or hereafter parties to the 1995 Loan Agreement.(6)

10.29 Interest Rate Agreement, dated as of April 4, 1995, among the Company, certain financial institutions a party thereto, First Bank, as Collateral Agent, and TCB, as Agent.(6)

10.30      Notice of Entire Agreement, dated as of April 4,
           1995, executed by the Company, San Antonio Coke and
           TCB, as Agent.(6)

10.31 Security Agreement, dated as of April 4, 1995, among the Company, First Bank, as Collateral Agent, TCB, as Agent, and the financial institutions who are parties to the 1995 Loan Agreement.(6)

10.32 Form of Term Note issued by the Company pursuant to the 1995 Loan Agreement.(6)

10.33 Form of Revolving Note issued by the Company pursuant to the 1995 Loan Agreement.(6)

10.34 Contribution Agreement, dated as of April 4, 1995, executed by the Company and San Antonio Coke.(6)

10.35      The Coca-Cola Bottling Group (Southwest), Inc.
           Management Incentive Plan approved by the Board of Directors of The Coca-Cola Bottling Group
           (Southwest), Inc., the Board of Directors of Texas
           Bottling Group, Inc. and Prudential Insurance
           Company of America June 4, 1997, to be effective
           January 1, 1997.(7)#

10.36      Coca-Cola Bottling Company of the Southwest
           Amendment to Management Incentive Plan adopted by the Board of Directors of Coca-Cola Bottling Company of the Southwest effective June 1, 1997.(7)#

--------------------------
(5)  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.



10.37 Amendment Agreement dated June 1, 1997 by and between Coca-Cola Bottling Company of the Southwest and the managers who were participants in the Coca-
           Cola Bottling Company of the Southwest Management
           Incentive Plan effective January 1, 1994.(7)#

10.38 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
           January 1, 1994, by and between Coca-Cola Bottling
           Company of the Southwest and E. T. Summers, III.(7)#

10.39 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
           January 1, 1994, by and between The Coca-Cola
           Bottling Group (Southwest), Inc. and E. T. Summers,
           III.(7)#

10.40      The Coca-Cola Bottling Group (Southwest), Inc.
           Management Incentive Agreement executed June 30,
           1997 by and among The Coca-Cola Bottling Group
           (Southwest), Inc., Texas Bottling Group, Inc., Coca-
           Cola Bottling Company of the Southwest and E. T.
           Summers, III, effective January 1, 1997.(7)#

10.41 Amendment Agreement dated June 1, 1997 related to the Management Incentive Agreement effective
           January 1, 1994, by and between The Coca-Cola
           Bottling Group (Southwest), Inc. and Charles F.
           Stephenson.(7)#

10.42      The Coca-Cola Bottling Group (Southwest), Inc.
           Management Incentive Agreement executed June 5, 1997 by and between The Coca-Cola Bottling Group
           (Southwest), Inc. and Charles F. Stephenson, effective January 1, 1997.(7)#

10.43      Credit Agreement ($230,000,000 Revolving Credit
           Facility) (the "Credit Agreement"), dated
           March 11, 1998, among the Company,
           NationsBank, National Association
           ("NationsBank"), as Agent and as Lender, and the lenders party thereto.

10.44 Form of Revolving Note issued by the Company pursuant to the Credit Agreement.

10.45 Swing Line Note issued by the Company pursuant to the Credit Agreement.

10.46      Guaranty Agreement, dated March 11, 1998, between
           Coca-Cola Bottling Company of the Southwest in favor of NationsBank, as Agent.

10.47 LC Account Agreement, dated March 11, 1998, between the Company and NationsBank, as Agent.

10.48 Stock Pledge Agreement, dated March 11, 1998, between the Company and NationsBank, as Agent.

10.49      The Coca-Cola Bottling Group (Southwest), Inc.
           Management Incentive Agreement by and between the Company and Charles F. Stephenson, effective
           January 1, 1998.#

10.50      The Coca-Cola Bottling Group (Southwest), Inc.
           Management Incentive Agreement by and between the Company and E. T. Summers, III, effective
           January 1, 1998.#

21.1       Subsidiaries of the Company.(2)

27         Financial Data Schedule.