Form 10-Q
period 1998-03-31
TEXAS BOTTLING GROUP INC
filed 1998-05-14
CIK 912499

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               ---------------------

                                        OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number  33-69275

                          TEXAS BOTTLING GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                               75-2158578
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

              1999 Bryan Street, Suite 3300, Dallas, Texas  75201
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (214) 969-1910

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes __X__    No _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of May 1, 1998 was $0.00.

     As of May 1, 1998, 541,916 shares of the Company's Common Stock Class A, par value $2.00 per share, and 228,357 shares of the Company's Common Stock Class B, par value $2.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     PART 1
                              FINANCIAL INFORMATION

ITEMS 1:  FINANCIAL STATEMENTS

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

      CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998 AND DECEMBER 31, 1997
                   (Amounts in Thousands Except Share Data)

                       ASSETS                                     March 31, 1998    December 31, 1997
                                                                  --------------    -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $  1,277           $    475
   Receivables-
      Trade accounts, net of allowance for doubtful
         accounts of $453 as of March 31, 1998 and
          $601 as of December 31, 1997                                  20,210            20,615
      Other                                                              4,098             3,097
                                                                      --------          --------
         Total receivables, net                                         24,308            23,712

   Inventories                                                          10,197             9,904
   Prepaid expenses and other                                            2,178             1,840
   Deferred tax asset                                                    5,653             8,457
                                                                      --------          --------
         Total current assets                                           43,613            44,388
                                                                      --------          --------

PROPERTY PLANT & EQUIPMENT:
   Land                                                                  4,751             4,751
   Buildings and improvements                                           20,439            20,429
   Machinery and equipment                                              17,320            17,164
   Vehicles                                                             18,641            18,641
   Vending equipment                                                    35,518            33,578
   Furniture and fixtures                                                6,116             6,034
                                                                      --------          --------
                                                                       102,785           100,597

   Less- Accumulated depreciation                                      (59,376)          (57,287)
                                                                      --------          --------

         Property, plant, and equipment, net                            43,409            43,310
                                                                      --------          --------

OTHER ASSETS:
   Franchise rights, net of accumulated amortization
      of $40,694 as of March 31, 1998 and $39,783
      as of December 31, 1997                                          104,807           105,718
   Goodwill, net of accumulated amortization of $19,615
      as of March 31, 1998 and $19,183 as of December 31, 1997          49,517            49,949
                                                                      --------          --------
         Franchise rights and goodwill                                 154,324           155,667
   Deferred financing costs and other assets, net of accumulated amortization of $1,851 as of March 31, 1998 and $2,670
      as of December 31, 1997                                            7,023             7,066
   Deferred tax asset                                                    1,434                 -
                                                                      --------          --------

         Total other assets                                            162,781           162,733
                                                                      --------          --------

         Total assets                                                 $249,803          $250,431
                                                                      --------          --------
                                                                      --------          --------

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                    TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

          CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998 AND DECEMBER 31, 1997
                     (Amounts in Thousands Except Share Data)

            LIABILITIES AND STOCKHOLDERS' EQUITY                  March 31, 1998  December 31, 1997
                                                                  --------------  -----------------
CURRENT LIABILITIES:
   Accounts payable                                                  $ 11,774          $ 15,612
   Accrued payroll                                                      1,035               845
   Accrued insurance                                                    2,649             2,557
   Accrued interest                                                     3,674             1,383
   Contribution to employees' benefit plans                             2,146             2,026
   Current maturities of long-term debt                                   752               737
                                                                     --------          --------

         Total current liabilities                                     22,030            23,160
                                                                     --------          --------

LONG-TERM DEBT, net of current maturities                             219,636           214,867

OTHER LIABILITIES                                                       2,157             3,005

DEFERRED TAX LIABILITY                                                      -             2,067

POST RETIREMENT BENEFIT OBLIGATION                                      6,110             6,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock Class A, $2 par value; 1,100,249 shares
      authorized; 541,916 issued and outstanding as of
      March 31, 1998 and December 31, 1997                              1,084             1,084
   Common stock Class B, $2 par value; 228,357 shares
      authorized, issued and outstanding as of March 31, 1998 and
      December 31, 1997 (convertible to 558,332 shares of Class A)        457               457
   Additional paid-in capital                                          43,459            43,459
   Retained deficit                                                   (45,130)          (43,785)
                                                                     --------          --------

         Total stockholders' equity                                      (130)            1,215
                                                                     --------          --------

         Total liabilities and stockholders' equity                  $249,803          $250,431
                                                                     --------          --------
                                                                     --------          --------





                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF INCOME

          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                            (Amounts in Thousands)

                                                                        1998           1997
                                                                       -------        -------
NET REVENUES                                                           $52,662        $48,847

COSTS AND EXPENSES:
   Cost of goods sold (exclusive of depreciation                        28,746         25,327
    shown below)
   Selling, general and administrative                                  15,320         14,180
   Depreciation and amortization                                         3,695          3,446
                                                                       -------        -------
                                                                        47,761         42,953
                                                                       -------        -------

         Operating income                                                4,901          5,894

INTEREST:
   Interest on debt                                                     (4,499)        (4,385)
   Deferred financing costs                                               (145)          (143)
   Interest income                                                          11             23
                                                                       -------        -------
                                                                        (4,633)        (4,505)
                                                                       -------        -------

OTHER INCOME, net                                                          -0-            -0-
                                                                       -------        -------

         Income before taxes and extraordinary item                        268          1,393

PROVISION FOR INCOME TAXES                                                (143)          (537)
                                                                       -------        -------

         Income before extraordinary item                                  125            856
                                                                       -------        -------

EXTRAORDINARY LOSS, net of income tax benefit of
   $790 in 1998                                                         (1,470)             -
                                                                       -------        -------

         Net income (loss)                                             $(1,345)       $   856
                                                                       -------        -------
                                                                       -------        -------




                The accompanying notes are an integral part
                      of these consolidated statements.

                  TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                            (Amounts in Thousands)

                                                                       1998             1997
                                                                     ---------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  (1,345)       $   856
   Adjustments to reconcile net income to net
     cash provided by operating activities -
      Extraordinary item                                                 2,260             -
      Depreciation and amortization                                      3,695          3,446
      Deferred tax provision (benefit)                                    (697)           486
      Amortization of deferred financing costs                             145            143
      Deferred compensation                                                115            333
      Change in assets and liabilities:
         Receivables                                                      (596)         1,930
         Inventories                                                      (293)          (873)
         Prepaid expenses                                                 (338)          (421)
         Accounts payable                                               (3,698)          (861)
         Accrued expenses                                                2,383          2,404
         Contribution to employees' benefit plans                            5            119
         Taxes payable                                                      50           (125)
         Other liabilities                                                (848)            -
         Postretirement benefit obligation                                  (7)           (13)
                                                                     ---------        -------

             Net cash provided by operating activities                     831          7,424
                                                                     ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                          (2,284)        (4,704)
   Other noncurrent assets acquired                                       (400)         ( 590)
                                                                     ---------        -------

             Net cash used by investing activities                      (2,684)        (5,294)
                                                                     ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility                           -           5,500
   Payments on long-term debt                                             (179)        (3,750)
   Proceeds from issuance of long-term debt, net                       116,517             -
   Retirements of long-term debt                                      (112,738)            -
   Premium payments to repurchase debt                                    (945)            -
                                                                     ---------        -------

             Net cash provided by financing activities                   2,655          1,750
                                                                     ---------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  802          3,880

CASH AND CASH EQUIVALENTS, beginning of period                             475            636
                                                                     ---------        -------

CASH AND CASH EQUIVALENTS, end of period                             $   1,277        $ 4,516
                                                                     ---------        -------
                                                                     ---------        -------


                  The accompanying notes are an integral part
                       of these consolidated statements.

                     TEXAS BOTTLING GROUP, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH  31, 1998

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Texas Bottling Group, Inc., a Nevada corporation, ("TBG" or "the Company") and its wholly owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect, in the opinion of management, all adjustments, which are normal and recurring in nature, necessary for fair presentation of financial position, results of operations, and changes in cash flow at March 31, 1998 and for all periods presented. These interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

(2)  INVENTORIES

     Inventories consist of the following (in thousands):

                                        Mar. 31,         Dec. 31,
                                          1998             1997
                                        -------          -------
Raw materials                           $ 3,700           $3,597
Finished goods                            4,553            4,852
Repair parts and supplies                 1,944            1,455
                                        -------          -------
                                        $10,197           $9,904
                                        -------          -------
                                        -------          -------

(3)  INCOME TAXES

     The Company's (benefit) provision for income taxes for the periods ended March 31, 1998 and 1997, is as follows (in thousands):

                                     1998             1997
                                    -----             ----
               Current              $  50             $ 51
               Deferred              (697)             486
                                    -----             ----
                                    $(647)            $537
                                    -----             ----
                                    -----             ----

(4)  DEBT

     On March 11, 1998, the Company entered into a new credit agreement (the "1998 Bank Credit Agreement") with a group of banks. The 1998 Bank Credit Agreement provides the Company a revolving credit facility (the "1998 Revolver") under which the Company may borrow up to $230 million. As required by the 1998 Bank Credit Agreement, the proceeds of the 1998 Revolver shall be used to refinance existing indebtedness or as allowed under the new credit agreement.

     Interest rates and commitment fees on the 1998 Revolver are subject to change within a range, depending on the ratio of total debt to earnings, as defined, at the end of each calendar quarter. The 1998 Revolver shall bear interest at a rate equal to either LIBOR plus 0.375% to 1.0% or the Alternate Base Rate, as defined. Interest payments are payable quarterly or as defined on the 1998 Revolver. The Company must pay a commitment fee of 0.18% to 0.275% of the average daily unused committed amount of the 1998 Revolver. Additionally, the Company paid an underwriting fee equal to 0.5% of the entire amount of the 1998 Bank Credit Agreement at closing. This fee was approximately $1.15 million and will be amortized over the life of the 1998 Bank Credit Agreement.

     Under the 1998 Bank Credit Agreement, the group of banks received a first priority perfected security interest in all of the existing and future capital stock of Coca-Cola Bottling Company of the Southwest and its subsidiaries. Upon the fourth consecutive fiscal quarterly determination of total debt to earnings, as defined, of not greater than 4.5 to 1, the Company may elect to terminate the security interest in the stock.

     The 1998 Bank Credit Agreement is subject to certain restrictive covenants that among other restrictions require maintenance of minimum ratios of debt to earnings, as defined, maintenance of earnings to fixed charges, as defined, and limitations of capital expenditures. The 1998 Bank Credit Agreement permits the payment of dividends and other distributions to shareholders so long as no default exists.

     In March 1998, the Company used proceeds from the 1998 Bank Credit Agreement to repay amounts outstanding related to its existing credit facility with a group of banks and other debt, as well as purchases of its 9% Senior Subordinated Notes (the "9% Notes") on the open market. This resulted in an after-tax loss that was recorded as an extraordinary item in the financial results for the period ended March 31, 1998. The extraordinary charge included all remaining unamortized costs including the cost of an interest rate cap purchased in 1995 (approximately $1.1 million) associated with the existing credit facility and premiums paid in connection with the open market purchase of $21 million in face value of the 9% Notes, (approximately $.9 million) have been recorded net of income tax benefit as an extraordinary loss in 1998.

(5)  COMMITMENTS AND CONTINGENCIES

     The Company paid $175,000 for the periods ended March 31, 1998 and 1997 to The Coca-Cola Bottling Group (Southwest), Inc. ("CCBG"), holder of the Company's Class A common stock, under a management agreement. The agreement is for a period of one year and is renewable annually. The Company also had sales of approximately $2,905,000 and $3,003,000 and purchases of approximately $2,890,000 and $2,166,000 with a subsidiary of CCBG for the periods ended March 31, 1998 and 1997 respectively.

     An officer of the Company serves on the Board of Directors of Western Container Corporation, a plastic bottle manufacturing cooperative. The Company had purchases of $2,717,000 and $2,774,000 from Western Container for the periods ended March 31, 1998 and 1997.

(6) SUBSEQUENT EVENT:

     On April 3, 1998 the Company, CCBG Corporation (parent of The Coca-Cola Bottling Group (Southwest), Inc.), and The Prudential Insurance Company of America entered into a letter of intent with Coca-Cola Enterprises Inc. whereby the Company would be acquired through a merger. The acquisition is pending execution of a definitive agreement and review of the premerger notification and reports filed with the Federal Trade Commission.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Unit growth of soft drink sales is measured in equivalent case sales which convert all wholesale bottle, can and pre-mix unit sales into a value of equivalent cases of 192 ounces each. Unit sales of post-mix are not generally included in discussions concerning unit sales volume as post-mix sales are essentially sales of syrup and not of packaged products. All references to net revenues and gross profit include volumes for post-mix.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     NET REVENUES. Net revenues for 1998 increased 8.0% or $3.9 million to $52.7 million compared to $48.8 million for 1997. This increase in net revenues was due primarily to increases in sales volume offset by a decrease in net selling price per equivalent case. Equivalent case sales increased 10.5% in 1998 compared to 1997. Net revenues from post-mix as a percentage of total net revenues increased to 8.5% for 1998 as compared to 8.1% for 1997. Net revenues from the Company's Snappy Snack Division accounted for 6.1% of total net revenues in 1998.

     GROSS PROFIT. Gross profit for 1998 increased 1.7% or $0.4 million to $23.9 million compared to $23.5 million for the same period in 1997. This increase in gross profit was due to sales volume increases partially offset by higher sweetener costs. Gross profit as a percentage of net revenues decreased to 45.4% in 1998 compared to 48.1% in 1997, as a result of the higher costs and the decrease in net selling price noted above.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general and administrative expenses for 1998 increased 7.7% to $15.3 million from $14.2 million for the same period in 1997, resulting from higher labor costs associated with increased hiring for certain key sales positions.

     OPERATING INCOME. As a result of the above, operating income for 1998 decreased $1.0 million. Operating income was 9.3% of net revenue for 1998 compared to 12.1% of net revenue for the same period in 1997.

     INTEREST EXPENSE. Net interest expense was $4.6 million in 1998 compared to $4.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, cash provided by operating activities was $0.8 million which was generated primarily by operating income. Investing activities used $2.7 million primarily for additions to property, plant, and equipment, while financing activities generated $2.7 million which reflects the net of borrowings after refinancing the Company's senior bank debt.

     On March 11, 1998, the Company entered into a new credit agreement (the "1998 Bank Credit Agreement"). The 1998 Bank Credit Agreement provides the Company with credit facilities with a group of banks under which the Company may borrow up to $230 million.

     The Company's business is subject to seasonality due to the influence of weather conditions on consumer demand for soft drinks, which affects working capital. Sales are stronger in warmer months. The first quarter operating performance is usually lower than the other three quarters due to the winter weather, primarily in the months of January and February.

     The Company used proceeds from the 1998 Bank Credit Agreement to purchase $21 million in face value of the Company's 9% Senior Subordinated Notes in the open market.

                                    PART II
                               OTHER INFORMATION

ITEM  5.  OTHER INFORMATION

     On April 3, 1998, the Company, CCBG Corporation (parent of The Coca-Cola Bottling Group (Southwest), Inc.), and The Prudential Insurance Company of America entered into a letter of intent to merge CCBG Corpration and the Company with Coca-Cola Enterprises Inc. The letter of intent also contemplates the acquisition of shares of the Company not owned by The Coca-Cola Bottling Group (Southwest), Inc. The acquisition is pending execution of a definitive agreement and review of the premerger notification and reports filed with the Federal Trade Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Texas Bottling Group, Inc.
                                        (Registrant)



Date May 12, 1998                       By: /s/ Charles F. Stephenson
                                            -------------------------------
                                            Charles F. Stephenson
                                            Treasurer and Chief Financial
                                            Officer (duly authorized officer
                                            and Principal Financial Officer)